Form 10-K
period 2020-12-31
Natural Order Acquisition Corp.
filed 2021-03-31
CIK 1824888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-39753

NATURAL ORDER ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-2464911
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

30 Colpitts Road
Weston, MA	02493
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 395-1644

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one-half of a share of Common Stock	The Nasdaq Capital Market LLC
Common Stock, par value $0.0001 per share	The Nasdaq Capital Market LLC
Warrants	The Nasdaq Capital Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

At June 30, 2020, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $0.

The number of shares outstanding of the Registrant’s shares of common stock as of March 30, 2021 was 28,750,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NATURAL ORDER ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2020

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1.	BUSINESS

Introduction

Natural Order Acquisition Corp. (“NOAC”) is a Delaware company incorporated on August 10, 2020 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses.

On November 13, 2020, NOAC consummated its initial public offering (the “IPO”) of 23,000,000 units (the “Units”), each Unit consisting of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”) and one redeemable warrant to purchase one-half of one share of Common Stock for $11.50 (“Warrant”). The closing included the full exercise of the underwriter’s over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.

On November 13, 2020, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with Natural Order Sponsor LLC ( the “Sponsor”) of 6,800,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $6,800,000. The Private Warrants are identical to the Warrants underlying the Units sold in the IPO except that if held by the Sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions including the Common Stock issuable upon exercise of the Private Warrants, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. If the Private Warrants are held by holders other than the sponsor or its affiliates and permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios and exercisable by holders on the same basis as the Warrants sold in the IPO.

A total of $230,000,000 of the net proceeds from the sale of Units in the IPO and the private placement on November 13, 2020 were placed in a trust account established for the benefit of the Company’s public stockholders at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) our consummation of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to consummate our initial business combination by November 13, 2022, or (iii) if we seek to amend our certificate of incorporation to affect the substance or timing of our obligation to redeem all public shares if we cannot complete an initial business combination by November 13, 2022, and such amendment is duly approved.

 General

We are a newly incorporated Delaware blank check company whose purpose is to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this annual report as our initial business combination. Although there is no restriction or limitation on what industry our target operates in, it is our intention to pursue prospective targets that are focused on technologies and products related to sustainable plant-based food and beverages, alternative protein, and ingredients. More specifically, our target market includes companies that use plant-based, cell-based or precision fermentation technologies to develop food products that eliminate animals from the food supply chain. We refer to all these technologies herein as “plant-based” or “alternative.” While we may pursue a target located anywhere in the world, we anticipate targeting companies domiciled in North America or Europe.

We will target private emerging growth companies that are developing nutritious plant-based food products that deliver a consumer experience comparable or superior to that provided by animal-based products. We will seek products that encourage consumers to eat more, not less, of the traditional dishes they enjoy by using products that promote healthy living, environmental sustainability, and animal welfare; all benefits associated with consuming plant-based foods. We seek a target company whose paradigm shifting product or services will enable breakthrough penetration into mainstream consumers seeking delicious and satisfying yet better-for-you alternatives to animal products.

Our Sponsor, Leadership and Competitive Advantages

 Natural Order Sponsor LLC (our “Sponsor”) is led by Mr. Paresh Patel and Mr. Sebastiano Cossia Castiglioni, each of whom have invested for more than 20 years in public and private emerging growth companies with a focus on leading emerging technology and sustainable and plant-based food product companies. We believe that our management team has the investment experience, strategic knowledge, relationships, and access to capital and human resources to source unique opportunities that will offer attractive risk-adjusted returns in a rapidly expanding sector of the global economy. In particular, we believe our network of relationships with leaders in the plant-based food industry can provide our target company with a competitive advantage to accelerate its growth or identify attractive acquisitions or strategic alliances.

Paresh Patel, our co-founder, has been our President, Chief Executive Officer and Director since our inception in August 2020. Paresh has managed his private investment office, Sandstone Investments since 2014. From 2005 to 2014, Paresh was the founder and Managing Partner of Sandstone Capital, an investment fund managing more than $1.0 billion and focused on long-term investments in public and private companies in Asia. Sandstone invests in a wide range of industries with a focus on pharmaceuticals, financial services, and technology. From 2000 to 2004, Paresh was the founder of Sparta Group, a multi-billion dollar family office. Paresh’s more notable private investments include Bharat Financial (IPO 2010), A123 Systems (IPO 2009), Tejas Networks (IPO 2014), AU SFB (IPO 2014), Relicore (acquired by Symantec in 2006), Airvana (IPO 2007), Flipkart (acquired by Walmart in 2018), Simulate (formerly NUGGS), VelocityDx, and GrapheneDx. Paresh has served on the board of directors of several public and private businesses in the US and India. Paresh also served as a director for Harvard Business School India and was an Executive Producer of the 2018 documentary film “The Game Changers” that advocates the health benefits of a plant-based diet for high-performance athletes as well as for the general population.

Sebastiano Cossia Castiglioni, our co-founder has been our Chairman of the board since October 2020. He is an entrepreneur, activist, and advisor to businesses, governments, and nonprofits around the world. For many years, he has been an investor in a wide range of fields, from bioscience to food, from agriculture to technology. Directly or through his partnerships, Sebastiano is an investor in more than 60 companies in the plant-based food and beverage sector. In December 2017, he founded a private investment fund, Dismatrix, and has served as its director ever since. In that same year, Sebastiano joined NRS New Reality Solutions, a convergent innovation platform leveraging bioscience and data science, as a Senior Advisor and an investor. Since April 2019, he has also been a partner in the Blue Horizon Group, a leading worldwide investor in plant-based companies. Since October of the same year, he has served as the co-managing partner and director of Dismatrix Group, which focuses on venture capital and private equity investments across tech, consumer, and food revolutions, including alt-proteins. Sebastiano is also a co-owner and honorary chairman of Querciabella, a Tuscan organic, biodynamic, and vegan winery that has garnered international acclaim. He recently founded the gluten-free pasta brand Bontasana, and Skyrunner Foods, a revolutionary baby food company. A longtime animal rights activist, Sebastiano supports several global nonprofits working to end the exploitation of animals. He serves on the boards of Animal Outlook (since 2018) and the Culture & Animals Foundation (since 2018) as well as on the advisory boards of the Sea Shepherd Conservation Society (since 2008), Animal Equality (since 2019), the International Anti-Poaching Foundation (since 2020), and Project Coyote (since 2020). In 2020, Sebastiano founded the Plant-Based Empowerment Foundation, a nonprofit operating in rural Senegal that is dedicated to providing children and women access to education, healthcare, and nourishing plant-based food. Sebastiano served as advisor to Italian Prime Minister Matteo Renzi from 2014 to 2016.

Marc Volpe has been our Chief Financial Officer since September 2020. In October 2020, he was also appointed the Secretary of the Company. From November 2016 to September 2020, Marc was the Chief Financial Officer of Quantopian, Inc. a financial technology company that operated in the asset management space. From December 2013 to October 2016, Marc was the Chief Financial Officer of Fort Warren Capital Management, LP, where he assisted in the launch of that firm’s hedge fund in 2014. He also served as the Chief Compliance Officer at Regiment Capital, a multi-billion dollar credit hedge fund advisor located in Boston, and was a manager in the audit practice at PricewaterhouseCoopers, where he began his career in 1997.

Max H. Bazerman serves as an independent director. He has been a Jesse Isidor Straus Professor of Business Administration at the Harvard Business School since 2000. His recent books include Better, Not Perfect (2020), The Power of Experiments (2020, with Michael Luca), The Power of Noticing (2014), Judgment in Managerial Decision Making (2013, with Don Moore), and Blind Spots (2011, with Ann Tenbrunsel) and has published over 250 papers. Max has been at Harvard Business School since 2000, and before that was a Professor at the Kellogg Graduate School of Management at Northwestern University (1985-2000), and an Assistant Professor at the Sloan School of Management at MIT (1983-1985), the School of Management at Boston University (1981-1983), and the Business School at the University of Texas (1979-1980). Max received an honorary doctorate from the University of London, the Life Achievement Award from the Aspen Institute’s Business and Society Program, the Distinguished Educator Award from the Academy of Management, the Academy of Management Career Award for Scholarly Contributions to Management, and the Lifetime Achievement Award from the Organizational Behavior Division of the Academy of Management. His professional activities include projects with Abbott, Aetna, AIG, Alcar, Alcoa, Allstate, Ameritech, Amgen, Apax Partners, Asian Development Bank, AstraZeneca, AT&T, Aventis, BASF, Bayer, Becton Dickenson, Biogen, Boston Scientific, BP, Bristol-Myers Squibb, Business Week, Celtic Insurance, Chevron, Chicago Tribune, City of Chicago, among others. Max’s consulting, teaching, and lecturing includes work in 30 countries.

Jaspaul Singh serves as an independent director. He has served as the Chairman and CEO of Interon Laboratories, a pre-clinical biotechnology company focused on novel therapeutics in neurobiology and immunology, since September 2020. Prior to Interon, from 2017 to 2020, Jaspaul was a private investor. From 2013 to 2017, Jaspaul was the Founder, Managing Partner, and Portfolio Manager of Fort Warren Capital Management, a Boston-based hedge fund that invests opportunistically long/short across the capital structure in complex, event-driven, distressed, and special situations. Previously, from 2007 to 2013, Jaspaul was Senior Investment Analyst at Regiment Capital Advisors, a credit hedge fund that was spun out of Harvard Management Company. While at Regiment, Jaspaul led investments in the basic industrials, paper/packaging, business services, specialty finance and selected healthcare and consumer sectors. Prior to Regiment, from 2002 to 2006, Jaspaul was a Senior Analyst at Hammerman Capital Management, a capital structure arbitrage fund. Jaspaul began his career as an Analyst in the Investment Banking Division of Goldman Sachs. Jaspaul is a member of the National Board of Advisors of the Sikh Coalition, a civil rights advocacy group. He is also a life member of the Council on Foreign Relations.

Gene Baur serves as an independent director. He has served as the President of Farm Sanctuary since 2002. Co-founded by Gene in 1986, Farm Sanctuary is an advocate for policies that support animal welfare, animal protection, and veganism. Since the mid-1980s, he has traveled extensively, campaigning to raise awareness about the abuses of industrialized factory farming and the system of cheap food production. Gene has published two books, Farm Sanctuary: Changing Hearts and Minds About Animals and Food (Simon and Schuster, 2008) and Living the Farm Sanctuary Life (Rodale, 2015), which he co-authored with Forks Over Knives author Gene Stone.

Industry Opportunity

We intend to pursue an initial business combination with a company that is disrupting the animal-based protein and food industry, providing alternatives to one or more segments of the global food industry, including fresh and packaged animal-based meats, dairy and seafood. We may also consider targeting companies with products and services that support or relate to those end use markets.

We believe there are three fundamental drivers of growth and investment opportunity in our target markets.

Large and dynamic food markets supported by fundamental socioeconomic trends. Global population growth combined with rising standards of living are driving non-linear consumption growth in meat, dairy, seafood and alternatives.

●	Substantial core food markets with emerging dynamics. Based on various sources, we estimate the combined global meat, seafood, and dairy food industries to be approximately $4.0 trillion in size. According to the United Nations Food and Agriculture Organization (“FAO”), global meat production declined during 2020 due to the global impact of COVID-19, but is poised to grow in aggregate due to rising populations and average incomes in developing countries and emerging economies, which in turn are expected to lead to higher per capita consumption of proteins from meat, dairy, and seafood.

●	Large scale and growth prospects for plant-based alternatives. Due to changing dietary patterns, increased recognition of the linkages between diet, health and the environment, and concerns about animal welfare and food safety, plant-based foods are surging in terms of consumption, investment and media interest. The market for alternatives to traditional proteins is significant. According to Euromonitor, consumers purchased $19.5 billion of meat substitutes during 2018 and approximately $20 billion of dairy substitutes in 2019, most of which are plant-based foods. According to the FAIRR Initiative (“FAIRR”), estimated growth rates for global consumption of meat substitutes vary between 6.8% and 9.4% CAGR to 2025. In the United States, plant-based milk substitutes generated $1.8 billion of sales, constituting 13% of the U.S. retail milk market. We believe these large and growing markets are excellent targets for our acquisition search.

Social awareness and demand for personal and environmental sustainability. We believe that consumer awareness of the negative health, environmental, and animal-welfare impacts of animal-based food consumption has resulted in a surge in demand for viable alternatives. While overall demand for “meat” and “dairy” is expected to accelerate, we believe that the production of food through animals is inherently inefficient, both in environmental and economic terms. In addition, we believe these challenges are insurmountable given rising population and limited resources.

●	Waste and inefficiency. According to the Environmental Research Letters, the production of food through animals implies a waste of 83% to 97% of calories and 69% to 97% of proteins. According to the United States Department of Agriculture and World Resources Institute, it is estimated that producing one unit of animal-based food requires approximately up to 50 times as much water and up to 100 times more land per unit of edible food.

●	Environmental impact. We believe that increased awareness of additional economic externalities call into question the continued and increased consumption of animal protein per capita. As reported in the journal Science, data collected from commercial farms in 119 countries indicates that production of animal-based food can emit up to 50 times the amount of greenhouse gases (“GHGs”) compared to plant-based food. Likewise, Nature Sustainability published an analysis of emissions linked to animal-based food production which suggests that a shift to plant-based diets by 2050 could lead to reduction of 332-547 GtCO2 which is equal to 99-163% of the CO2 emissions budget. According to FAIRR, public concern regarding costs to public health systems from diseases linked to the consumption of animal-based foods is generating debate regarding taxation on meat and dairy products (as with tobacco) and the elimination of subsidies to animal agriculture. Other public health costs and risks (including zoonotic diseases and antibiotic-resistant bacteria) add to the debate.

●	Food security. Relying upon animal-based food, when endemic inefficiencies are considered, creates critical food security issues in terms of supply and safety. Closing the long-term demand/supply gap for meat, seafood and dairy in the developing world may be impossible without affordable and desirable alternatives.

Innovation in food science. In response to large and growing fundamental demand for more sustainable and secure food solutions, we believe there has been a proliferation of new companies and technologies creating innovative solutions to meet market needs.

●	Progress in alternative protein manufacturing. Food science is addressing the challenge of replacing animal-based protein. The cost of non-animal ingredients in some cases is already lower than animal-based ingredients. We believe that alternative eggs and dairy products already have lower production costs and, at higher scale, will be significantly cheaper and more profitable. According to research published by RethinkX, from a manufacturing perspective, with the help of new technology and increasing scale, alternative protein sources are rapidly approaching cost parity and it is estimated that some alternatives will be less expensive than traditional animal-based proteins in less than two years. We believe that if social costs – such as health care or environmental impact – were embedded in the retail price, plant-based ingredients and foods would have further significant cost advantages over animal-based food.

●	Innovation and investment. We believe the number of companies in this sector has grown geometrically over the past few years, fueled by substantial private investment. For example, investors and entrepreneurs are investing heavily in precision fermentation, which is already used in various sectors of food ingredient and medicine production. According to the Good Food Institute, $824 million of venture capital was invested in alternative protein companies in 2019, followed by more than $930 million in the first quarter of 2020. Of these amounts, we believe approximately $500 million in venture investments have been targeted specifically at precision fermentation technology in the plant-based food sector.

●	Expansion of private companies. We believe there are many private companies developing products and services related to various alternatives to animal-based foods and ingredients: beef, pork, shellfish, fish, chicken, turkey, milk, yogurt, cheese, ice cream, eggs, etc. Business models span the entire value chain including: ingredient production, equipment, branded private labels, frozen, fresh, wholesale distribution, retail. We believe many of these companies have sufficient scale and maturity to be high-quality targets for our business combination.

Acquisition Strategy

Our acquisition strategy is to identify an untapped opportunity within our target industry and offer to a public-ready business a facility through which to enter the public sphere and advance its profile. We believe that our management team and directors’ experiences advising, evaluating and investing in these emerging growth businesses combined with their network of relationships in our target industries position us to source the highest quality business combination candidates. Furthermore, our strong track record of practicing and advocating the core values behind plant-based nutrition creates credibility and trust with the founders of these businesses as they consider the future development and stewardship of their companies. Our selection process will leverage the relationships of our management team and board with industry captains, leading venture capitalists, private equity and hedge fund managers, respected peers, and our network of industry advisors. Together with this network of trusted partners, we intend to capitalize the target business and create purposeful strategic initiatives in order to achieve attractive growth and performance targets.

Investment Criteria

We are targeting high growth companies with strong brands and experienced management teams that are ready to enter the public market. We intend to focus on companies that are well positioned to be sector leaders and command customer awareness on a global basis in replacing mainstream animal-based food and beverages with delicious, sustainable, and environmentally sustainable alternatives. Consistent with this strategy, we have identified the following criteria for evaluating potential target businesses. Although we may decide to enter into our initial business combination with a target business that does not meet the criteria described below, it is our intention to acquire companies with the following characteristics:

●	High growth rate and high current run rate in revenues;

●	Sector leaders or dominant competitors in their product category;

●	Experienced, public-ready management teams. Specifically, we will look for management teams that have a proven track record of value creation for their shareholders. We will seek to partner with a potential target’s management team and expect that the operating and investment abilities of our executive team and board will complement their own capabilities;

●	Corporate governance, reporting and control systems that are ready to comply with the requirements of a public listing;

●	Identifiable technological, scientific, or brand competitive advantages which can be augmented by access to additional capital as well as our industry relationships and expertise;

●	Offering attractive return on investment for our shareholders over the next two to five years;

●	Between $800 million and $4 billion in enterprise value.

We believe that with our relationships, network, reputation, expertise, and proprietary deal flow, we will be able to identify potential target businesses with appropriate valuations, that can benefit from new capital for growth and a public listing.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private warrants, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

We have not identified any acquisition targets. Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for our shareholders to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, this assessment may not result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, also may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire that such an initial business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. In any case, we will only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. There is no basis for our shareholders to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Fair Market Value of Target Business or Businesses

The target business or businesses or assets with which we effect our initial business combination must have a collective fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the value of the trust account at the time of the agreement to enter into such initial business combination. However, we will always acquire at least a controlling interest in a target business. The fair market value of a portion of a target business or assets will likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business combination, we may issue a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities. If we issue securities in order to consummate such an initial business combination, our stockholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our stockholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination. Because we have no specific business combination under consideration, we have not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value, enterprise value and, where appropriate, upon the advice of appraisers or other professional consultants. Investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire, that the price we are paying is fair to our stockholders.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the issued and outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 24 months from our IPO in order to be able to receive a pro rata share of the trust account.

Our initial stockholders and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, if we sought stockholder approval of a proposed transaction, we would need only 500,001 of our public shares (or approximately 6.3% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming that only a quorum was present at the meeting, that the over-allotment option is not exercised and that the initial stockholders do not purchase any shares in the after-market).

If we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial stockholders and their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Alternatively, if we engage in a tender offer, each public stockholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial stockholders, officers and directors will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, including any shares purchased by them in the aftermarket.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under Delaware law and our bylaws, we are required to provide at least 10 days’ advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise conversion rights. As a result, if we require public stockholders who wish to convert their shares of common stock into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to. The conversion rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

If a public stockholder fails to vote in favor of or against a proposed business combination, whether that stockholder abstains from the vote or simply does not vote, that stockholder would not be able to have his shares of common stock so redeemed to cash in connection with such business combination.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation of Trust Account if No Business Combination

If we do not complete a business combination within 24 months from the closing of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the IPO, but not more than five business days thereafter, and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account.

As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our insiders have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.00 per public share, except as to any claims by a third party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Our board of directors has evaluated our insiders’ financial net worth and believes they will be able to satisfy any indemnification obligations that may arise. However, our insiders may not be able to satisfy their indemnification obligations, as we have not required our insiders to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that they will be able to satisfy any indemnification obligations that arise. Moreover, our insiders will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.00 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us (subject to our obligations under Delaware law to provide for claims of creditors as described below).

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $50,000) and have agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption or conversion amount received by public stockholders may be less than $10.00.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO and will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our amended and restated certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 24 months of the closing of the IPO, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Potential Revisions to Agreements with Insiders

Each of our insiders has entered into letter agreements with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of stockholders, although we have no intention to do so. In particular:

●	Restrictions relating to liquidating the trust account if we failed to consummate a business combination in the time-frames specified above could be amended, but only if we allowed all stockholders to redeem their shares in connection with such amendment;

●	Restrictions relating to our insiders being required to vote in favor of a business combination or against any amendments to our organizational documents could be amended to allow our insiders to vote on a transaction as they wished;

●	The requirement of members of the management team to remain our officer or director until the closing of a business combination could be amended to allow persons to resign from their positions with us if, for example, the current management team was having difficulty locating a target business and another management team had a potential target business;

●	The restrictions on transfer of our securities could be amended to allow transfer to third parties who were not members of our original management team;

●	The obligation of our management team to not propose amendments to our organizational documents could be amended to allow them to propose such changes to our stockholders;

●	The obligation of insiders to not receive any compensation in connection with a business combination could be modified in order to allow them to receive such compensation;

●	The requirement to obtain a valuation for any target business affiliated with our insiders, in the event it was too expensive to do so.

Except as specified above, stockholders would not be required to be given the opportunity to redeem their shares in connection with such changes. Such changes could result in:

●	Our having an extended period of time to consummate a business combination (although with less in trust as a certain number of our stockholders would certainly redeem their shares in connection with any such extension);

●	Our insiders being able to vote against a business combination or in favor of changes to our organizational documents;

●	Our operations being controlled by a new management team that our stockholders did not elect to invest with;

●	Our insiders receiving compensation in connection with a business combination; and

●	Our insiders closing a transaction with one of their affiliates without receiving an independent valuation of such business.

We will not agree to any such changes unless we believed that such changes were in the best interests of our stockholders (for example, if we believed such a modification were necessary to complete a business combination). Each of our officers and directors have fiduciary obligations to us requiring that they act in our best interests and the best interests of our stockholders.

Management Operating and Investment Experience

We believe that our executive officers possess the experience, skills and contacts necessary to source, evaluate, and execute an attractive business combination. See the section titled “Management” for complete information on the experience of our officers and directors. Notwithstanding the foregoing, our officers and directors are not required to commit their full time to our affairs and will allocate their time to other businesses. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). The past successes of our executive officers and directors do not guarantee that we will successfully consummate an initial business combination.

As more fully discussed in “Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Delaware law, prior to presenting such business combination opportunity to us. Most of our officers and directors currently have certain pre-existing fiduciary duties or contractual obligations.

Emerging Growth Company Status and Other Information

We are an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 30 Colpitts Road, Weston, MA 02493. Our executive offices are provided to us by our Sponsor. On November 10, 2020, we agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “NOACU” on November 11, 2020. The shares of common stock and warrants comprising the units began separate trading on Nasdaq on January 29, 2021, under the symbols “NOAC” and “NOACW”, respectively.

Holders of Record

As of March 22, 2021, there was one holder of record of our units, seven holders of record of our common stock and one holder of record of public warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Public Shares and public warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There was no sale of unregistered securities that has not been previously included in a Current Report on a Form 8-K.

Use of Proceeds

On November 13, 2020, NOAC consummated its IPO of 23,000,000 Units, each Unit consisting of one share of Common Stock of the Company and one redeemable Warrant to purchase one-half of one share of Common Stock for $11.50. The closing included the full exercise of the underwriter’s over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.

On November 13, 2020, simultaneously with the consummation of the IPO, we sold to our Sponsor in a Private Placement 6,800,000 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $6,800,000. The Private Warrants are identical to the Warrants underlying the Units sold in the IPO except that if held by the Sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions including the Common Stock issuable upon exercise of the Private Warrants, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. If the Private Warrants are held by holders other than the sponsor or its affiliates and permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios and exercisable by holders on the same basis as the Warrants sold in the IPO.

A total of $230,000,000 of the net proceeds from the sale of Units in the IPO and the private placement on November 13, 2020 was placed in a trust account established for the benefit of the Company’s public stockholders at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) our consummation of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to consummate our initial business combination by December 13, 2022, or (iii) if we seek to amend our certificate of incorporation to affect the substance or timing of our obligation to redeem all public shares if we cannot complete an initial business combination by December 13, 2022, and such amendment is duly approved.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on August 10, 2020 as a Delaware corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar Business Combination with one or more businesses or entities. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from August 10, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest earned on investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from August 10, 2020 (inception) through December 31, 2020, we had a net loss of $103,228, which consisted of formation and operational costs of $123,836 offset by interest earned on investments held in the Trust Account of $20,608.

Liquidity and Capital Resources

On November 13, 2020, we consummated the Initial Public Offering of 23,000,000 Units, inclusive of the underwriters’ election to fully exercise their option to purchase an additional 3,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,800,000 Private Warrants to the Sponsor at a price of $1.00 per Private Warrant generating gross proceeds of $6,800,000.

Following the Initial Public Offering, the full exercise of the over-allotment option by the underwriters and the sale of the Private Warrants, a total of $230,000,000 was placed in the Trust Account. We incurred $13,173,201 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $523,201 of other offering costs.

For the period from August 10, 2020 (inception) through December 31, 2020, cash used in operating activities was $300,634. Net loss of $103,228 was affected by interest earned on investments held in the Trust Account of $20,608 and changes in operating assets and liabilities used $176,798 of cash for operating activities.

As of December 31, 2020, we had cash and investments held in the Trust Account of $230,020,608. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the period ended December 31, 2020, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had $1,401,165 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial support services. We began incurring these fees on November 10, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and its liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for non-redeemable common stock is calculated by dividing the net income, less income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 30, 2021.

Name	Age	Position
Paresh Patel	50	President, Chief Executive Officer and Director
Marc Volpe	45	Chief Financial Officer
Sebastiano Cossia Castiglioni	54	Chairman of the Board
Max H. Bazerman	65	Director
Jaspaul Singh	48	Director
Gene Baur	58	Director

Below is a summary of the business experience of each our executive officers and directors:

Paresh Patel. Paresh is our co-founder and has been our President, Chief Executive Officer and Director since our inception in August 2020. Paresh has managed his private investment office, Sandstone Investments, since 2014. From 2005 to 2014, Paresh was the founder and Managing Partner of Sandstone Capital, an investment fund managing more than $1.0 billion and focused on long-term investments in public and private companies in Asia. Sandstone invests in a wide range of industries with a focus on pharmaceuticals, financial services and technology. From 2000 to 2004, Paresh was the founder of Sparta Group, a multi-billion dollar family office. Paresh’s more notable private investments include Bharat Financial (IPO 2010), A123 Systems (IPO 2009), Tejas Networks (IPO 2014), AU SFB (IPO 2014), Relicore (acquired by Symantec in 2006), Airvana (IPO 2007), and Flipkart (acquired by Walmart in 2018), Simulate (formerly NUGGS), VelocityDx, and GrapheneDx. Paresh has served on the board of several public and private businesses in the US and India. Paresh also served as a director for Harvard Business School India and was an Executive Producer of the 2018 documentary film, “The Game Changers” that advocates the health benefits of a plant-based diet for high performance athletes as well as for general population. Paresh received an MBA from the Harvard Business School and a BA from Boston College.

Marc Volpe. Marc has been our Chief Financial Officer since September 2020. In October 2020, he was also appointed the Secretary of the Company. From November 2016 to September 2020, Marc was the Chief Financial Officer of Quantopian, Inc. a financial technology company that operated in the asset management space. From December 2013 to October 2016, Marc was the Chief Financial Officer of Fort Warren Capital Management, LP, where he assisted in the launch of that firm’s hedge fund in 2014. He also served as the Chief Compliance Officer at Regiment Capital, a multi-billion dollar credit hedge fund advisor located in Boston, and was a manager in the audit practice at PricewaterhouseCoopers, where he began his career in 1997. Marc received his MBA from the Wharton School at the University of Pennsylvania with a concentration in Finance, and a BA from Bryant University with a concentration in Accounting. He is a Certified Public Accountant.

Sebastiano Cossia Castiglioni. Sebastiano is our co-founder and has been our chairman of the board since October 2020. He is an entrepreneur, activist, and advisor to businesses, governments, and nonprofits around the world. For many years, he has been an investor in a wide range of fields, from bioscience to food, from agriculture to technology. Directly or through his partnerships, Sebastiano is an investor in over 60 companies in the plant-based food and beverage sector. In December 2017, he founded a private investment fund, Dismatrix, and has served as its director ever since. In that same year, Sebastiano joined NRS New Reality Solutions, a convergent innovation platform leveraging bioscience and data science, as a Senior Advisor and an investor. Since April 2019, he has also been a partner in the Blue Horizon Group, a leading worldwide investor in plant-based companies. Since October of the same year, he has served as the co-managing partner and director of Dismatrix Group, which focuses on venture capital and private equity investments across tech, consumer, and food revolutions, including alt-proteins. Sebastiano is also a co-owner and honorary chairman of Querciabella, a Tuscan organic, biodynamic, and vegan winery that has garnered international acclaim. He recently founded the gluten-free pasta brand Bontasana, and Skyrunner Foods, a revolutionary baby food company. A longtime animal rights activist, Sebastiano supports several global nonprofits working to end the exploitation of animals. He serves on the boards of Animal Outlook (since 2018) and the Culture & Animals Foundation (since 2018) as well as on the advisory boards of the Sea Shepherd Conservation Society (since 2008), Animal Equality (since 2019), the International Anti-Poaching Foundation (since 2020), and Project Coyote (since 2020). In 2020, Sebastiano founded the Plant-Based Empowerment Foundation, a nonprofit operating in rural Senegal that is dedicated to providing children and women access to education, healthcare, and nourishing plant-based food. Sebastiano served as advisor to Italian Prime Minister Matteo Renzi from 2014 to 2016.

Max H. Bazerman. Max is an independent director and has been a Jesse Isidor Straus Professor of Business Administration at the Harvard Business School since 2000. His recent books include Better, Not Perfect (2020), The Power of Experiments (2020, with Michael Luca), The Power of Noticing (2014), Judgment in Managerial Decision Making (2013, with Don Moore), and Blind Spots (2011, with Ann Tenbrunsel) and has published over 250 papers. Max has been at Harvard Business School since 2000, and before that was a Professor at the Kellogg Graduate School of Management at Northwestern University (1985-2000), and an Assistant Professor at the Sloan School of Management at MIT (1983-1985), the School of Management at Boston University (1981-1983), and the Business School at the University of Texas (1979-1980). Max received an honorary doctorate from the University of London, the Life Achievement Award from the Aspen Institute’s Business and Society Program, the Distinguished Educator Award from the Academy of Management, the Academy of Management Career Award for Scholarly Contributions to Management, and the Lifetime Achievement Award from the Organizational Behavior Division of the Academy of Management. His professional activities include projects with Abbott, Aetna, AIG, Alcar, Alcoa, Allstate, Ameritech, Amgen, Apax Partners, Asian Development Bank, AstraZeneca, AT&T, Aventis, BASF, Bayer, Becton Dickenson, Biogen, Boston Scientific, BP, Bristol-Myers Squibb, Business Week, Celtic Insurance, Chevron, Chicago Tribune, City of Chicago, among others. Max’s consulting, teaching, and lecturing includes work in 30 countries. Dr. Bazerman earned a BS from the Wharton School at the University of Pennsylvania, MS and Ph.D. from Carnegie-Mellon University.

Jaspaul Singh. Jaspaul is an independent director and has served as the Chairman and CEO of Interon Laboratories, a pre-clinical biotechnology company focused on novel therapeutics in neurobiology and immunology, since September 2020. Prior to Interon, from 2017 to 2020, Jaspaul was a private investor. From 2013 to 2017, Jaspaul was the Founder, Managing Partner, and Portfolio Manager of Fort Warren Capital Management, a Boston-based hedge fund that invests opportunistically long/short across the capital structure in complex, event-driven, distressed, and special situations. Previously, from 2007 to 2013, Jaspaul was Senior Investment Analyst at Regiment Capital Advisors, a credit hedge fund that was spun out of Harvard Management Company. While at Regiment, Jaspaul led investments in the basic industrials, paper/packaging, business services, specialty finance and selected healthcare and consumer sectors. Prior to Regiment, from 2002 to 2006, Jaspaul was a Senior Analyst at Hammerman Capital Management, a capital structure arbitrage fund. Jaspaul began his career as an Analyst in the Investment Banking Division of Goldman Sachs. Jaspaul is a member of the National Board of Advisors of the Sikh Coalition, a civil rights advocacy group. He is also a life member of the Council on Foreign Relations. Jaspaul received his MBA from Harvard University, an MPHIL from the University of Cambridge (UK), and a BA with Honors from the University of Pennsylvania, where he was a University Scholar.

Gene Baur. Gene is an independent director and has served as the President of Farm Sanctuary since 2002. Co-founded by Gene in 1986, Farm Sanctuary is an advocate for policies that support animal welfare, animal protection, and veganism. Since the mid-1980s, he has traveled extensively, campaigning to raise awareness about the abuses of industrialized factory farming and the system of cheap food production. Gene has published two books, Farm Sanctuary: Changing Hearts and Minds About Animals and Food (Simon and Schuster, 2008) and Living the Farm Sanctuary Life (Rodale, 2015), which he co-authored with Forks Over Knives author Gene Stone. Gene received his BA in Sociology from California State University, Northridge and an MA in Agricultural Economics from Cornell University.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Board Committees

The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on October 13, 2020.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2020 as the Company does not have any underlying business or employees, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Jaspaul Singh, Max Bazerman and Gene Baur, each of whom is an independent director under NYSE American’s listing standards. Mr. Singh is the Chairperson of the audit committee. The Board has determined that Mr. Singh qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons. The Nominating Committee held did not hold any meetings during 2020.

The members of the Nominating Committee are Jaspaul Singh, Max Bazerman and Gene Baur, each of whom is an independent director under Nasdaq’s listing standards. Mr. Baur is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2020.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Jaspaul Singh, Max Bazerman and Gene Baur, each of whom is an independent director under Nasdaq’s listing standards. Mr. Singh is the Chairperson of the Compensation Committee.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The insider shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares or private warrants. Furthermore, Natural Order Sponsor LLC has agreed that the private warrants will not be sold or transferred by it until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

In addition, when exercising powers or performing duties as a director, the director is required to exercise the care, diligence and skill that a reasonable director would exercise in the same circumstances taking into account, without limitation the nature of the company, the nature of the decision and the position of the director and the nature of the responsibilities undertaken by him. A director need not exhibit in the performance of his duties a greater degree of skill than may reasonably be expected from a person of his knowledge and experience.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the stockholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by stockholder approval at general meetings. A director shall, forthwith after becoming aware of the fact that he is interested in a transaction entered into or to be entered into by the company, disclose the interest to the board of the company.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the stockholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by stockholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Individual	Entity	Entity’s Business	Affiliation
Paresh Patel	Sandstone Investments	private investments	Owners and Manager

Sebastiano Cossia Castiglioni	Dismatrix	venture capital	Co-Managing Partner

	Blue Horizon Group	investors in plant-based companies	Partner

Jaspaul Singh	Interon Labatories	biotechnology	Chairman & CEO

In connection with the vote required for any business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote their respective insider shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those shares of common stock acquired by them prior to the IPO. If they purchased shares of common stock in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial stockholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial stockholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner, except that each of Messrs. Paresh Patel, Sebastiano Cossia Castiglioni, Marc Volpe and Jaspaul Singh filed a late Form 4.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 30, 2021 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 30, 2021, we had 28,750,000 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 30, 2021.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Paresh Patel(2)(3)	6,161,000	21.4%
Marc Volpe	15,000	*
Sebastiano Cossia Castiglioni(2)(4)	5,800,000	20.2%
Max. H. Bazerman	25,000	*
Jaspaul Singh	35,000	*
Gene Baur	25,000	*
All directors and executive officers as a group (six individuals)	5,750,000	20%
Holders of 5% of more of our Common Stock
Natural Order Sponsor LLC(2)	5,650,000	19.7%
Hartree Partners, LP(5)	1,500,000	5.2%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Natural Order Acquisition Corp., 30 Colpitts Road, Weston, MA 02493.
(2)	Paresh Patel and Sebastiano Cossia Castiglioni are Managing Members of Natural Order Sponsor, LLC.
(3)	Consists of (i) 5,650,000 shares (but not the 3,400,000 shares issuable upon exercise of 6,800,000 warrants) owned by Natural Order Sponsor, LLC; (ii) 11,000 shares (but not the 5,500 shares issuable upon exercise of 11,000 warrants) owned by Mr. Patel’s children; and (iii) 500,000 shares (but not the 250,000 shares issuable upon exercise of 500,000 warrants) owned by Mr. Patel’s wife.
(4)	Consists of (i) 5,650,000 shares (but not the 3,400,000 shares issuable upon exercise of 6,800,000 warrants) owned by Natural Order Sponsor, LLC; and (ii) 150,000 shares owned by Vegan Capital SA, over which the Sebastiano Cossia Castiglioni shares dispositive power (but not the 75,000 shares issuable upon exercise of 150,000 warrants) owned by Vegan Capital SA.
(5)	Based on a Schedule 13G filed by the reporting person, the address of Hartee Partners, LP is 1185 Avenue of the Americas, New York, NY 10036.

All of the founder shares are placed into an escrow account maintained by Continental Stock Transfer& Trust Company acting as escrow agent. 50% percent of these shares will not be transferred, assigned, sold or released from escrow until the earlier of (i) 6 months after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the closing of our initial business combination and the remaining 50% of the founder shares will not be transferred, assigned, sold or released from escrow until 6 months after the date of the closing of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares are able to sell or transfer their securities except (1) to any persons (including their affiliates and stockholders) participating in the private placement of the private warrants, officers, directors, stockholders, employees and members of our sponsor and its affiliates, (2) amongst initial stockholders or to our officers, directors and employees, (3) if a holder is an entity, as a distribution to its, partners, stockholders or members upon its liquidation, (4) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is a holder or a member of a holder’s immediate family, for estate planning purposes, (5) by virtue of the laws of descent and distribution upon death, (6) pursuant to a qualified domestic relations order, (7) by certain pledges to secure obligations incurred in connection with purchases of our securities, or (8) by private sales at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement and the insider letter.

Our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. The loans would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the loans may be converted upon consummation of our business combination into additional Private Warrants to purchase shares of common stock at a conversion price of $1.00 per private warrant (which, for example, would result in the holders being issued Private Warrants to purchase $500,000 shares of common stock if $500,000 of loans were so converted). Such Private Warrants are identical to the Private Warrants issued at the closing of the IPO. Our stockholders have approved the issuance of the Private Warrants and underlying securities upon conversion of such loans, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In August 2020, Mr. Paresh Patel and Mr. Sebastiano Cossia Castiglioni and/or their respective affiliates purchased 7,187,500 shares for an aggregate purchase price of $25,000, which we refer to herein as “founder shares” or “insider shares.” Prior to the initial investment in the company of this $25,000, we had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued (resulting in a purchase price of approximately $0.003). Subsequently, an aggregate of 100,000 founder shares were transferred to officers and directors of the Company. On November 5, 2020, 1,437,500 founder shares were surrendered and cancelled, resulting in 5,750,000 shares of common stock being outstanding.

On November 13, 2020, simultaneously with the consummation of the IPO, we sold to our Sponsor in a Private Placement 6,800,000 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $6,800,000. The Private Warrants are identical to the Warrants underlying the Units sold in the IPO except that if held by the Sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions including the Common Stock issuable upon exercise of the Private Warrants, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. If the Private Warrants are held by holders other than the sponsor or its affiliates and permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios and exercisable by holders on the same basis as the Warrants sold in the IPO.

In order to meet our working capital needs, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. The loans would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the loans may be converted upon consummation of our business combination into additional Private Warrants to purchase shares of common stock at a conversion price of $1.00 per private warrant (which, for example, would result in the holders being issued Private Warrants to purchase 500,000 shares of common stock if $500,000 of loans were so converted). Such Private Warrants are identical to the Private Warrants issued at the closing of the IPO. Our stockholders have approved the issuance of the Private Warrants and underlying securities upon conversion of such loans, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination.

The holders of our insider shares issued and outstanding on the date of the IPO, as well as the holders of the Private Warrants (and all underlying securities) and any securities our initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, are entitled to registration rights pursuant to the registration rights agreement, dated November 10, 2020. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Warrants or securities issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our shares of common stock prior to the IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the period from August 10, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $70,555, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2020 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the period from August 10, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the period from August 10 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the period from August 10, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 10, 2020, by and between Registrant and Chardan Capital Markets, LLC, Barclays Capital Inc., as representatives of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

4.4*	Warrant Agreement, dated November 10, 2020 between Continental Stock Transfer & Trust Company and the Registrant

10.1	Letter Agreement, dated November 10, 2020, among the Registrant and its officers, directors and initial stockholders, including Natural Order Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.2	Investment Management Trust Agreement, dated November 10, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.3	Escrow Agreement, dated November 10, 2020 by and among the Registrant, Continental Stock Transfer & Trust Company LLC, as escrow agent, and the Registrant’s initial stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.4	Registration Rights Agreement, dated November 10, 2020, among the Registrant and each of the initial stockholders of Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.5	A Subscription Agreement, dated November 10, 2020, between the Registrant and Natural Order Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.6	Administrative Services Agreement, dated November 10, 2020, by and between the Registrant and Natural Order Sponsor LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.7	Indemnity Agreement, dated November 10, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

99.2	Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL ORDER ACQUISITION CORP.

Dated: March 30, 2021	By:	/s/ Paresh Patel
	Name:	Paresh Patel
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paresh Patel	President, Chief Executive Officer and Director	March 30, 2021
Paresh Patel	(Principal Executive Officer)

/s/ Marc Volpe	Chief Financial Officer and Secretary	March 30, 2021
Marc Volpe	(Principal Accounting and Financial Officer)

/s/ Sebastiano Cossia Castiglioni	Chairman of the Board	March 30, 2021
Sebastiano Cossia Castiglioni

/s/ Max H. Bazerman	Director	March 30, 2021
Max H. Bazerman

/s/ Jaspaul Singh	Director	March 30, 2021
Jaspaul Singh

/s/ Gene Baur	Director	March 30, 2021
Gene Baur

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 10, 2020, by and between Registrant and Chardan Capital Markets, LLC, Barclays Capital Inc., as representatives of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

4.4*	Warrant Agreement, dated November 10, 2020 between Continental Stock Transfer & Trust Company and the Registrant

10.1	Letter Agreement, dated November 10, 2020, among the Registrant and its officers, directors and initial stockholders, including Natural Order Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.2	Investment Management Trust Agreement, dated November 10, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.3	Escrow Agreement, dated November 10, 2020 by and among the Registrant, Continental Stock Transfer & Trust Company LLC, as escrow agent, and the Registrant’s initial stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.4	Registration Rights Agreement, dated November 10, 2020, among the Registrant and each of the initial stockholders of Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.5	A Subscription Agreement, dated November 10, 2020, between the Registrant and Natural Order Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.6	Administrative Services Agreement, dated November 10, 2020, by and between the Registrant and Natural Order Sponsor LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.7	Indemnity Agreement, dated November 10, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

99.2	Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

NATURAL ORDER ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Natural Order Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Natural Order Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 10, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 10, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 30, 2021

NATURAL ORDER ACQUISITION CORP.

BALANCE SHEET
DECEMBER 31, 2020

ASSETS
Current Assets
Cash	$1,401,165
Prepaid expenses	230,427
Total Current Assets	1,631,592

Cash and investments held in Trust Account	230,020,608
TOTAL ASSETS	$231,652,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$53,629
Total Current Liabilities	53,629

Deferred underwriting fee payable	8,050,000
Total Liabilities	8,103,629

Commitments and Contingencies

Common stock subject to possible redemption, 21,854,857 shares at $10.00 per share redemption value	218,548,570

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,895,143 shares issued and outstanding (excluding 21,854,857 shares subject to possible redemption)	690
Additional paid-in capital	5,102,539
Accumulated deficit	(103,228)
Total Stockholders’ Equity	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$231,652,200

The accompanying notes are an integral part of the financial statements.

NATURAL ORDER ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Operating and formation costs	$123,836
Loss from operations	(123,836)

Other income:
Interest earned on investments held in Trust Account	20,608
Other income	20,608

Net loss	$(103,228)

Weighted average shares outstanding of redeemable common stock	23,000,000
Basic and diluted income per share, redeemable common stock	$0.00

Weighted average shares outstanding of non-redeemable common stock	5,288,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.02)

The accompanying notes are an integral part of the financial statements.

NATURAL ORDER ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – August 10, 2020 (inception)	—	$—	$—	$—	$—

Sale of common stock to initial shareholders(1)	5,750,000	575	24,425	—	25,000

Sale of 23,000,000 Units, net of underwriting discounts and offering expenses	23,000,000	2,300	216,824,499	—	216,826,799

Sale of 6,800,000 Private Warrants	—	—	6,800,000	—	6,800,000

Common stock subject to possible redemption	(21,854,857)	(2,185)	(218,546,385)	—	(218,548,570)

Net loss	—	—	—	(103,228)	(103,228)

Balance – December 31, 2020	6,895,143	$690	$5,102,539	$(103,228)	$5,000,001

(1)	The shares and the associated amounts have been retroactively restated to reflect the cancellation and surrender of 1,437,500 shares of common stock on November 5, 2020, resulting in an aggregate of 5,750,000 shares of common stock outstanding (see Note 5).

The accompanying notes are an integral part of the financial statements.

NATURAL ORDER ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(103,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(20,608)
Changes in operating assets and liabilities:
Prepaid expenses	(230,427)
Accrued expenses	53,629
Net cash used in operating activities	(300,634)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid of $4,600,000	225,400,000
Proceeds from sale of Private Warrants	6,800,000
Borrowings under promissory note – related party	200,000
Repayment of promissory note – related party	(200,000)
Payment of offering costs	(523,201)
Net cash provided by financing activities	231,701,799

Net Change in Cash	1,401,165
Cash – Beginning of period	—
Cash – End of period	$1,401,165

Non-Cash Investing and Financing Activities:
Initial classification of common stock subject to possible redemption	$218,650,790
Change in value of common stock subject to possible redemption	$(102,220)
Deferred underwriting fee payable	$8,050,000

The accompanying notes are an integral part of the financial statements.

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Natural Order Acquisition Corp. (the “Company”) was incorporated in Delaware on August 10, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 10, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and expenses incurred in relation to the pursuit of a business combination, which are described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on November 10, 2020. On November 13, 2020 the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,800,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to Natural Order Sponsor LLC (the “Sponsor”), generating gross proceeds of $6,800,000, which is described in Note 4.

Transaction costs charged to equity amounted to $13,173,201, consisting of $4,600,000 in cash underwriting fees, $8,050,000 of deferred underwriting fees and $523,201 of other offering costs.

Following the closing of the Initial Public Offering on November 13, 2020, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds held in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “Initial Stockholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, in order for a public stockholder to have his shares redeemed for cash in connection with any proposed Business Combination, that public stockholder must vote either in favor of or against a proposed Business Combination. If a public stockholder fails to vote in favor of or against a proposed Business Combination, whether that stockholder abstains from the vote or simply does not vote, that stockholder would not be able to have his shares of Common Stock so redeemed to cash in connection with such Business Combination.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares.

The Initial Stockholders have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company has until November 13, 2022 (the “Combination Period”) to complete a Business Combination. If the Company has not consummated a Business Combination by the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Initial Stockholders have agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Initial Stockholders will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Initial Stockholders will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption, if any, in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $13,173,201 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 14,900,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income tax, by the weighted average number of redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts) for the period from August 10, 2020 (inception) through December 31, 2020:

Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest Income	$20,608
Income Tax and Franchise Tax	(20,608)
Net Earnings	$—
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	23,000,000
Earnings/Basic and Diluted Redeemable Common Stock	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(103,228)
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$(103,228)
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock, Basic and Diluted	5,288,000
Loss/Basic and Diluted Non-Redeemable Common Stock	$(0.02)

As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one-half share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,800,000 Private Warrants at a price of $1.00 per Private Warrant ($6,800,000). Each Private Warrant is exercisable to purchase one-half share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 5 — RELATED PARTIES

Founder Shares

In August 2020, the Company issued an aggregate of 7,187,500 shares of common stock to the Initial Stockholders (the “Founder Shares”) for an aggregate purchase price of $25,000. In October 2020, the Sponsor transferred 100,000 Founder Shares to certain officers and each director. On November 5, 2020, the Sponsor effected a cancellation and surrender of 1,437,500 Founder Shares to the Company for no consideration, resulting in a decrease in the number of shares of common stock outstanding from 7,187,500 to 5,750,000 shares. The Founder Shares included an aggregate of 750,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 750,000 Founder Shares were no longer subject to forfeiture.

The Initial Stockholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of their Founder Shares until, with respect to 50% of the Founder Shares, the earlier of six months after the consummation of a Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after a Business Combination and, with respect to the remaining 50% of the Founder Shares, until the six months after the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Support Agreement

The Company entered into an agreement, commencing on November 10, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of a Business Combination. The Company will cease to pay such fees upon the consummation of a Business Combination. For the period from August 10, 2020 (inception) through December 31, 2020, the Company incurred $20,000 in fees for these services of which $10,000 is included in accrued expenses in the accompanying balance sheet.

Promissory Notes — Related Party

In August 2020, the Company entered into unsecured promissory notes (the “Promissory Notes”) with affiliates of the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. The Promissory Notes were non-interest bearing and payable on the earlier of (i) the completion of the Initial Public Offering or (ii) the date on which the Company determined not to conduct the Initial Public Offering. The outstanding balance under the Promissory Note of $200,000 was repaid at the closing of the Initial Public Offering on November 13, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or an affiliate of the Initial Stockholders, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At December 31, 2020, no amounts were outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Registration Rights

Pursuant to a registration rights agreement entered into on November 10, 2020, the holders of the Founder Shares, Private Warrants and securities that may be issued upon conversion of Working Capital Loans will be entitled to registration and stockholder rights. The holders of a majority of these securities are entitled to make up to two demands that the Company registers such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Warrants (and underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2020, there were no shares of preferred stock issued and outstanding.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At December 31, 2020, there were 6,895,143 shares of common stock issued and outstanding, excluding 21,854,857 shares of common stock subject to possible redemption.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act.

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time while the warrants become exercisable;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

●	if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share, for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of shares of common stock at a price below its exercise price. The Company has agreed to use its best efforts to have declared effective a prospectus relating to the common stock issuable upon exercise of the warrants and keep such prospectus current until the expiration of the warrants. However, if the Company does not maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants for cash and the Company will not be required to net cash settle or cash settle the warrant exercise. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.50 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsors or its affiliates, without taking into account any Founder Shares held by the Initial Stockholders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the Market Value.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants will be exercisable for cash (even if a registration statement covering the issuance of the common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option and will not be redeemable by the Company, in each case so long as they are held by the initial purchasers or their affiliates.

NOTE 8 — INCOME TAXES

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2020.

The income tax provision consists of the following for the period from August 10, 2020 (inception) through December 31, 2020:

Federal
Current	$—
Deferred	(21,678)

State and Local
Current	—
Deferred	—

Change in valuation allowance	21,678

Income tax provision	$—

As of December 31, 2020, the Company had approximately $8,000 of U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from August 10, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $21,678.

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31,
2020

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	(21.0)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020, assets held in the Trust Account were comprised of $842 in cash and $230,019,766 in U.S. Treasury securities. During the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 2/11/2021)(1)	1	$230,019,766	$3,451	$230,023,217

(1)	At maturity on February 11, 2021, proceeds were invested in additional U.S. Treasury Securities with a maturity date of June 10, 2021.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.