Form 10-K/A
period 2020-12-31
Natural Order Acquisition Corp.
filed 2021-05-24
CIK 1824888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-39753

NATURAL ORDER ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-2464911
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

30 Colpitts Road
Weston, MA	02493
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 395-1644

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one-half of a share of Common Stock	NOACU	The Nasdaq Capital Market LLC
Common Stock, par value $0.0001 per share	NOAC	The Nasdaq Capital Market LLC
Warrants	NOACW	The Nasdaq Capital Market LLC

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

EXPLANATORY NOTE

Natural Order Acquisition Corp. (“NOAC” or the “Company”) is filing this amended Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021 (“Original Report”), to restate our financial statements and related footnote disclosures as of December 31, 2020, and the period from August 10, 2020 (date of inception) through December 31, 2020. This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On April 12, 2021, the staff of the SEC issued a new Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity.

The warrant agreement governing certain warrants issued by the Company includes a provision that provides for potential changes to the settlement amounts dependent on the characteristics of the holder of the warrant. Upon review of the SEC Staff Statement, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.

In light of that new SEC Staff Statement, after discussion and evaluation, the Audit Committee of our Board of Directors (the “Audit Committee”), determined that 6,800,000 warrants that were issued in a private placement (the “Private Warrants”) should be presented as liabilities with subsequent fair value remeasurement. This conclusion results from the determination that the provision that provides for potential changes to the settlement amount based upon the holder of the warrant fails the indexation guidance of ASC 815-40-15, because the holder is not an input into the determination of fair value of the warrant. As a result of the foregoing, on May 12, 2021, the Audit Committee concluded, in consultation with the Company’s management, that its previously issued Financial Statements as of December 31, 2020, and the period from August 10, 2020 (date of inception) through December 31, 2020 (the “Affected Period”) should no longer be relied upon.

As a result, investors, analysts and other persons should not rely upon the Company’s previously released financial statements and other financial data for the Affected Periods. Similarly, the related press releases, Report of Independent Registered Public Accounting Firm on the financial statements for the Affected Periods, and the stockholder communications, investor presentations or other communications describing relevant portions of our financial statements for the Affected Periods that need to be restated should no longer be relied upon. Accordingly, the Company is filing this Amendment No. 1 to its Original Report that restates our audited financial statements as of, and for the period from August 10, 2020 (date of inception) to December 31, 2020 solely as a result of the SEC Staff Statement.

These restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total cash flows.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2 and 32). This Form 10-K/A also reflects (i) the correction of a typographical error in the date by which the Company must complete a business combination in Part II, Item 5, and (ii) an immaterial change to the number of shares held by two of our officers and directors in Part III, Item 12.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events other than the SEC Staff Statement. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

ii

FORWARD LOOKING STATEMENTS

This Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

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

iii

part I

ITEM 1.	BUSINESS

Introduction

NOAC is a Delaware company incorporated on August 10, 2020 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses.

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

On November 13, 2020, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with Natural Order Sponsor LLC ( the “Sponsor”) of 6,800,000 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $6,800,000. The Private Warrants are identical to the Warrants underlying the Units sold in the IPO except that if held by the Sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions including the Common Stock issuable upon exercise of the Private Warrants, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. If the Private Warrants are held by holders other than the sponsor or its affiliates and permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios and exercisable by holders on the same basis as the Warrants sold in the IPO.

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

As a smaller reporting company, we are not required to make disclosures under this Item. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the impact of COVID-19 pandemic;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

Risks Relating to Restatement of Our Previously Issued Financial Statements

Certain of our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 6,800,000 Private Warrants, and determined to classify the Private Warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this annual report are derivative liabilities related to embedded features contained within our Private Warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We identified a material weakness in our internal control over financial reporting, due solely to our reconsideration of the accounting treatment for the Private Warrants in connection with the SEC Staff Statement. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this annual report, we identified a material weakness in our internal control over financial reporting related to the classification of our warrants as equity instead of liabilities. On May 12, 2021, our Audit Committee authorized management to restate our audited financial statements as of, and for the period from August 10, 2020 (date of inception) to December 31, 2020, and, accordingly, management concluded that the control deficiency that resulted in the incorrect classification of our Private Warrants constituted a material weakness as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

We have implemented a remediation plan, described under Item 9A, Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our Private Warrants but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our Audit Committee concluded that it was appropriate to restate our previously issued audited financial statements as of, and for the period from August 10, 2020 (date of inception) to December 31, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement related to the accounting for the Private Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weakness in our internal control over financial reporting. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

There have been and may in the future be changes to current accounting practices for SPACs, which could result in further changes to our financial statements and disclosures, and which could have a material adverse impact.

Recently, there have been changes to the accepted accounting for SPACs. For example, on April 12, 2021, the staff of the SEC issued the SEC Warrant Accounting Statement, which resulted in the warrants and other related instruments issued by many SPACs, including us, being classified as liabilities rather equity. Further changes in the accepted accounting treatment of features related to SPACs may occur in the future. Changes or differing interpretations in the accepted accounting practices related to SPACs could result in the recognition of additional accounting errors in previously issued financial statements, further restatements of previously issued audited financial statements, the filing of notices that previously issued financial statements may not be relied upon, and additional findings of material weaknesses and significant deficiencies in internal controls over financial reporting, all or any of which could have a material adverse impact on us.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated November 12, 2020.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of This Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in This Form 10-K/A.

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

For the period from August 10, 2020 (inception) through December 31, 2020, we had a net loss of $1,947,942, which consisted of formation and operational costs and transaction costs totaling $132,550 offset by interest earned on investments held in the Trust Account of $20,608. The net loss also includes the increase in fair value of the Private Warrants of $1,836,000.

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

Following the Initial Public Offering, the full exercise of the over-allotment option by the underwriters and the sale of the Private Warrants, a total of $230,000,000 was placed in the Trust Account. We incurred $13,173,201 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $523,201 of other offering costs. Of these total transaction costs, $8,714 related to the issuance of the Private Warrants were charged to expense and the remaining $13,164,487 were charged to equity.

For the period from August 10, 2020 (inception) through December 31, 2020, cash used in operating activities was $300,634. This amount is derived by reducing the net loss of $1,947,942, by the non-cash increase in the fair value of the Private Warrants of $1,836,000, transaction costs of $8,714, interest earned on investments held in the Trust Account of $20,608, and changes in operating assets and liabilities, which used $176,798 of cash.

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant's specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company's own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have concluded that, solely as a result of the material weakness in our internal control over financial reporting related to the accounting for Private Warrants resulting in the restatement disclosed in this Report, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

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

Management’s Report on Internal Controls Over Financial Reporting

This Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in This Form 10-K/A had not yet been identified. Management has implemented remediation steps to address the material weakness, which was solely the result of our reconsideration of accounting treatment of our Private Warrants in connection with the SEC Staff Statement, and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Paresh Patel(2)(3)	6,161,000	21.4%
Marc Volpe	27,500	*
Sebastiano Cossia Castiglioni(2)(4)	5,800,000	20.2%
Max. H. Bazerman	25,000	*
Jaspaul Singh	65,000	*
Gene Baur	25,000	*
All directors and executive officers as a group (six individuals)	5,750,000	20%
Holders of 5% of more of our Common Stock
Natural Order Sponsor LLC(2)	5,650,000	19.7%
Hartree Partners, LP(5)	1,500,000	5.2%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Natural Order Acquisition Corp., 30 Colpitts Road, Weston, MA 02493.
(2)	Paresh Patel and Sebastiano Cossia Castiglioni are Managing Members of Natural Order Sponsor, LLC.
(3)	Consists of (i) 5,650,000 shares (but not the 3,400,000 shares issuable upon exercise of 6,800,000 warrants) owned by Natural Order Sponsor, LLC; (ii) 11,000 shares (but not the 5,500 shares issuable upon exercise of 11,000 warrants) owned by Mr. Patel’s children; and (iii) 500,000 shares (but not the 250,000 shares issuable upon exercise of 500,000 warrants) owned by Mr. Patel’s wife.
(4)	Consists of (i) 5,650,000 shares (but not the 3,400,000 shares issuable upon exercise of 6,800,000 warrants) owned by Natural Order Sponsor, LLC; and (ii) 150,000 shares owned by Vegan Capital SA, over which the Sebastiano Cossia Castiglioni shares dispositive power (but not the 75,000 shares issuable upon exercise of 150,000 warrants) owned by Vegan Capital SA.
(5)	Based on a Schedule 13G filed by the reporting person, the address of Hartee Partners, LP is 1185 Avenue of the Americas, New York, NY 10036.

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

Audit Fees. For the period from August 10, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $70,555, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2020 financial statements included in This Form 10-K/A.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 10, 2020, by and between Registrant and Chardan Capital Markets, LLC, Barclays Capital Inc., as representatives of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

4.4	Warrant Agreement, dated November 10, 2020 between Continental Stock Transfer & Trust Company and the Registrant

10.1	Letter Agreement, dated November 10, 2020, among the Registrant and its officers, directors and initial stockholders, including Natural Order Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.2	Investment Management Trust Agreement, dated November 10, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.3	Escrow Agreement, dated November 10, 2020 by and among the Registrant, Continental Stock Transfer & Trust Company LLC, as escrow agent, and the Registrant’s initial stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.4	Registration Rights Agreement, dated November 10, 2020, among the Registrant and each of the initial stockholders of Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.5	A Subscription Agreement, dated November 10, 2020, between the Registrant and Natural Order Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.6	Administrative Services Agreement, dated November 10, 2020, by and between the Registrant and Natural Order Sponsor LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.7	Indemnity Agreement, dated November 10, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

99.2	Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL ORDER ACQUISITION CORP.

Dated: May 24, 2021	By:	/s/ Paresh Patel
	Name:	Paresh Patel
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paresh Patel	President, Chief Executive Officer and Director	May 24, 2021
Paresh Patel	(Principal Executive Officer)

/s/ Marc Volpe	Chief Financial Officer and Secretary	May 24, 2021
Marc Volpe	(Principal Accounting and Financial Officer)

/s/ Sebastiano Cossia Castiglioni	Chairman of the Board	May 24, 2021
Sebastiano Cossia Castiglioni

/s/ Max H. Bazerman	Director	May 24, 2021
Max H. Bazerman

/s/ Jaspaul Singh	Director	May 24, 2021
Jaspaul Singh

/s/ Gene Baur	Director	May 24, 2021
Gene Baur

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 10, 2020, by and between Registrant and Chardan Capital Markets, LLC, Barclays Capital Inc., as representatives of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

4.4	Warrant Agreement, dated November 10, 2020 between Continental Stock Transfer & Trust Company and the Registrant

10.1	Letter Agreement, dated November 10, 2020, among the Registrant and its officers, directors and initial stockholders, including Natural Order Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.2	Investment Management Trust Agreement, dated November 10, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.3	Escrow Agreement, dated November 10, 2020 by and among the Registrant, Continental Stock Transfer & Trust Company LLC, as escrow agent, and the Registrant’s initial stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.4	Registration Rights Agreement, dated November 10, 2020, among the Registrant and each of the initial stockholders of Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.5	A Subscription Agreement, dated November 10, 2020, between the Registrant and Natural Order Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.6	Administrative Services Agreement, dated November 10, 2020, by and between the Registrant and Natural Order Sponsor LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.7	Indemnity Agreement, dated November 10, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

99.2	Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

NATURAL ORDER ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Natural Order Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Natural Order Acquisition Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 10, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 10, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

May 24, 2021

NATURAL ORDER ACQUISITION CORP.

BALANCE SHEET
DECEMBER 31, 2020

(RESTATED)

ASSETS
Current Assets
Cash	$1,401,165
Prepaid expenses	230,427
Total Current Assets	1,631,592

Cash and investments held in Trust Account	230,020,608
TOTAL ASSETS	$231,652,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$53,629
Total Current Liabilities	53,629

Warrant liability	5,780,000
Deferred underwriting fee payable	8,050,000
Total Liabilities	13,883,629

Commitments and Contingencies

Common stock subject to possible redemption, 21,276,857 shares at $10.00 per share redemption value	212,768,570

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 7,473,143 shares issued and outstanding (excluding 21,276,857 shares subject to possible redemption)	747
Additional paid-in capital	6,947,196
Accumulated deficit	(1,947,942)
Total Stockholders’ Equity	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$231,652,200

The accompanying notes are an integral part of the financial statements.

NATURAL ORDER ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(RESTATED)

Operating and formation costs	$123,836
Loss from operations	(123,836)

Other income (expense):
Change in fair value of warrant liability	(1,836,000)
Transaction costs	(8,714)
Interest earned on investments held in Trust Account	20,608
Other income (expense)	(1,824,106)

Net loss	$(1,947,942)

Weighted average shares outstanding of redeemable common stock	23,000,000
Basic and diluted income per share, redeemable common stock	$(0.00)

Weighted average shares outstanding of non-redeemable common stock	5,288,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.37)

The accompanying notes are an integral part of the financial statements.

NATURAL ORDER ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(RESTATED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – August 10, 2020 (inception)	—	$—	$—	$—	$—

Sale of common stock to initial shareholders(1)	5,750,000	575	24,425	—	25,000

Sale of 23,000,000 Units, net of underwriting discounts and offering expenses	23,000,000	2,300	216,833,213	—	216,835,513

Excess of cash received over fair value of Private Warrants	—	—	2,856,000	—	2,856,000

Common stock subject to possible redemption	(21,276,857)	(2,128)	(212,766,442)	—	(212,768,570)

Net loss	—	—	—	(1,947,942)	(1,947,942)

Balance – December 31, 2020	7,473,143	$747	$6,947,196	$(1,947,942)	$5,000,001

(1)	The shares and the associated amounts have been retroactively restated to reflect the cancellation and surrender of 1,437,500 shares of common stock on November 5, 2020, resulting in an aggregate of 5,750,000 shares of common stock outstanding (see Note 6).

The accompanying notes are an integral part of the financial statements.

NATURAL ORDER ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(RESTATED)

Cash Flows from Operating Activities:
Net loss	$(1,947,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(20,608)
Change in fair value of warrant liability	1,836,000
Transaction costs	8,714
Changes in operating assets and liabilities:
Prepaid expenses	(230,427)
Accrued expenses	53,629
Net cash used in operating activities	(300,634)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid of $4,600,000	225,400,000
Proceeds from sale of Private Warrants	6,800,000
Borrowings under promissory note – related party	200,000
Repayment of promissory note – related party	(200,000)
Payment of offering costs	(523,201)
Net cash provided by financing activities	231,701,799

Net Change in Cash	1,401,165
Cash – Beginning of period	—
Cash – End of period	$1,401,165

Non-Cash Investing and Financing Activities:
Initial classification of common stock subject to possible redemption	$214,706,790
Change in value of common stock subject to possible redemption	$(1,938,220)
Initial classification of warrant liability	$3,944,000
Deferred underwriting fee payable	$8,050,000

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

The registration statement for the Company’s Initial Public Offering was declared effective on November 10, 2020. On November 13, 2020 the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,800,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to Natural Order Sponsor LLC (the “Sponsor”), generating gross proceeds of $6,800,000, which is described in Note 5.

Transaction costs amounted to $13,173,201, consisting of $4,600,000 in cash underwriting fees, $8,050,000 of deferred underwriting fees and $523,201 of other offering costs. Of these total transaction costs, $8,714 related to the issuance of the Private Warrants and were charged to expense and the remaining $13,164,487 were charged to equity.

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 6) (the “Initial Stockholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, in order for a public stockholder to have his shares redeemed for cash in connection with any proposed Business Combination, that public stockholder must vote either in favor of or against a proposed Business Combination. If a public stockholder fails to vote in favor of or against a proposed Business Combination, whether that stockholder abstains from the vote or simply does not vote, that stockholder would not be able to have his shares of Common Stock so redeemed to cash in connection with such Business Combination.

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

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the staff of the SEC issued a new Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity.

The warrant agreement governing certain warrants issued by the Company includes a provision that provides for potential changes to the settlement amounts dependent on the characteristics of the holder of the warrant. Upon review of the SEC Staff Statement, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.

In light of that new SEC Staff Statement, after discussion and evaluation, the Audit Committee of our Board of Directors determined that the Private Warrants should be presented as liabilities with subsequent fair value remeasurement. This conclusion results from the determination that the provision that provides for potential changes to the settlement amount based upon the holder of the warrant fails the indexation guidance of ASC 815-40-15, because the holder is not an input into the determination of fair value of the warrant. As a result of the foregoing, on May 12, 2021, the Audit Committee concluded, in consultation with the Company’s management, that its previously issued Financial Statements as of December 31, 2020, and the period from August 10, 2020 (date of inception) through December 31, 2020 (the “Affected Period”) should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheet, statement of operations and statements of cash flows for the Affected Period is presented below.

	As Previously Reported	Adjustments	As Restated

Balance sheet as of November 13, 2020
Warrant Liability	$-	$3,944,000	$3,944,000
Common Stock Subject to Possible Redemption	218,650,790	(3,944,000)	214,706,790
Common Stock, $0.0001 par value	688	40	728
Additional Paid-in Capital	5,000,321	8,674	5,008,995
Accumulated Deficit	(1,000)	(8,714)	(9,714)

Balance sheet as of December 31, 2020
Warrant Liability	$-	$5,780,000	$5,780,000
Common Stock Subject to Possible Redemption	218,548,570	(5,780,000)	212,768,570
Common Stock, $0.0001 par value	690	57	747
Additional Paid-in Capital	5,102,539	1,844,657	6,947,196
Accumulated Deficit	(103,228)	(1,844,714)	(1,947,942)

Statement of Operations for the Period from August 10, 2020 (Inception) Through December 31, 2020
Transaction costs	$-	$(8,714)	$(8,714)
Change in fair value of warrants	-	(1,836,000)	(1,836,000)
Net loss	(103,228)	(1,844,714)	(1,947,942)
Basic and diluted income per share, redeemable common stock	$(0.00)	$(0.00)	$(0.00)
Basic and diluted net loss per share, non-redeemable common stock	$(0.02)	$(0.35)	$(0.37)

Cash Flow Statement for the Period from August 10, 2021 (Inception) Through December 31, 2020
Net loss	$(103,228)	$(1,844,714)	(1,947,942)
Change in fair value of warrants	-	1,836,000	1,836,000
Transaction costs	-	8,714	8,714
Initial classification of common stock subject to possible redemption	218,650,790	(3,944,000)	214,706,790
Change in value of common stock subject to possible redemption	(102,220)	(1,836,000)	(1,938,220)

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the Affected Period are restated in this Annual Report on Form 10-K/A (Amendment No. 1) to correct the misapplication of accounting guidance related to the Company’s Private Warrants in the Company’s previously issued audited financial statements for such period. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $13,164,487 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts) for the period from August 10, 2020 (inception) through December 31, 2020:

Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest Income	$20,608
Income Tax and Franchise Tax	(20,608)
Net Earnings	$—
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	23,000,000
Earnings/Basic and Diluted Redeemable Common Stock	$0.00
Non-Redeemable Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(1,947,942)
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$(1,947,942)
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock, Basic and Diluted	5,288,000
Loss/Basic and Diluted Non-Redeemable Common Stock	$(0.37)

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant's specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company's own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. See Note 10 for further discussion of the methodology used to determine the fair value of warrants classified as liability-classified instruments.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one-half share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,800,000 Private Warrants at a price of $1.00 per Private Warrant ($6,800,000). Each Private Warrant is exercisable to purchase one-half share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

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

NOTE 6 — RELATED PARTIES

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2020, there were no shares of preferred stock issued and outstanding.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At December 31, 2020, there were 7,473,143 shares of common stock issued and outstanding, excluding 21,276,857 shares of common stock subject to possible redemption.

Public Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 9 — INCOME TAXES

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31,
2020

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of derivative warrant liabilities	(19. 9)%
Change in valuation allowance	(1.1)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 10 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
Assets	U.S. Treasury Securities (Matured on 2/11/2021)(1)	1	$230,019,766	$3,451	$230,023,217
Liabilities	Private Warrants	3			$5,780,000

(1)	At maturity on February 11, 2021, proceeds were invested in additional U.S. Treasury Securities with a maturity date of June 10, 2021.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers during the period.

The Private Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Initial Measurement and Subsequent Measurement

The Company established the initial fair value for the Warrants on November 13, 2020, the date of the closing of the Initial Public Offering, and subsequent fair value as of December 31, 2020. The Private Warrants are measured at fair value on a recurring basis, using a Black-Scholes Model (the “B-S Model”). The Company allocated the proceeds received from the sale of Private Warrants to the Private Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to common stock subject to possible redemption. The Private Warrants were classified as Level 3 at the initial measurement date and as of December 31, 2020 due to the use of unobservable inputs. The key inputs into the B-S Model for the Private Warrants were as follows:

	November 13, 2020 (Initial Measurement)	December 31, 2020
Risk-free interest rate	0.53%	0.49%
Expected term (years)	5	5
Expected volatility	18%	22%
Exercise price	$11.50	$11.50
Stock price	$9.62	$10.03
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liability:

Warrant Liability
Warrant liability on August 10, 2020	$-
Issuance of Private Warrants	3,944,000
Change in fair value of warrant liability	1,836,000
Fair value as of December 31, 2020	$5,780,000

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.