Form 10-Q
period 2021-03-31
Natural Order Acquisition Corp.
filed 2021-05-24
CIK 1824888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to________________

NATURAL ORDER ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

Delaware	001-39899	85-2464911
(State or Other Jurisdiction	(Commission	(IRS Employer
of Incorporation)	File Number)	Identification No.)

30 Colpitts Road
Weston, MA 02493

(Address of Principal Executive Offices) (Zip Code)

(617) 395-1644

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one-half of a share of Common Stock	NOACU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001	NOAC	The Nasdaq Stock Market LLC
Warrants	NOACW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 24, 2021, 28,750,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATURAL ORDER ACQUISITION CORP.

NATURAL ORDER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$1,228,854	$1,401,165
Prepaid expenses	218,055	230,427
Total Current Assets	1,446,909	1,631,592

Cash and investments held in Trust Account	230,050,578	230,020,608
TOTAL ASSETS	$231,497,487	$231,652,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$101,358	$53,629
Total Current Liabilities	101,358	53,629

Warrant liability	5,712,000	5,780,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	13,863,358	13,883,629

Commitments and Contingencies

Common stock subject to possible redemption, 21,263,412 and 21,276,857 shares at $10.00 per share redemption value at March 31, 2021 and December 31, 2020, respectively	212,634,120	212,768,570

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 7,486,588 and 7,473,143 shares issued and outstanding (excluding 21,263,412 and 21,276,857 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	748	747
Additional paid-in capital	7,081,645	6,947,196
Accumulated deficit	(2,082,384)	(1,947,942)
Total Stockholders’ Equity	5,000,009	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$231,497,487	$231,652,200

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$232,412
Loss from operations	(232,412)

Other income:
Change in fair value of warrant liability	68,000
Interest earned on investments held in Trust Account	29,970
Other income	97,970

Net loss	$(134,442)

Weighted average shares outstanding of redeemable common stock	23,000,000
Basic and diluted income per share, redeemable common stock	$(0.01)

Weighted average shares outstanding of non-redeemable common stock	5,750,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	7,473,143	$747	$6,947,196	$(1,947,942)	$5,000,001

Change in value of common stock subject to possible redemption	13,445	1	134,449	—	134,450

Net loss	—	—	—	(134,442)	(134,442)

Balance – March 31, 2021	7,486,588	$748	$7,081,645	$(2,082,384)	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(134,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(29,970)
Change in fair value of warrants	(68,000)
Changes in operating assets and liabilities:
Prepaid expenses	12,372
Accrued expenses	47,729
Net cash used in operating activities	(172,311)

Net Change in Cash	(172,311)
Cash – Beginning of period	1,401,165
Cash – End of period	$1,228,854

Non-Cash Investing and Financing Activities:
Initial classification of common stock subject to possible redemption	$212,768,570
Change in value of common stock subject to possible redemption	$(134,450)
Deferred underwriting fee payable	$8,050,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 10, 2020 (inception) through December 31, 2020, and for the three months ended March 31, 2021, relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and expenses incurred in relation to the pursuit of a business combination, which are described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 24, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

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

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption, if any, in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $13,164,487 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, the Company had a deferred tax asset of $42,513 which had a full valuation allowance recorded against it.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts) for the three months ended March 31, 2021:

Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest Income	$29,970
Income Tax and Franchise Tax	(29,970)
Net Earnings	$—
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	23,000,000
Earnings/Basic and Diluted Redeemable Common Stock	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(134,442)
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$(134,442)
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock, Basic and Diluted	5,750,000
Loss/Basic and Diluted Non-Redeemable Common Stock	$(0.02)

As of March 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. See Note 8 for further discussion of the methodology used to determine the fair value of warrants classified as liability-classified instruments.

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on November 10, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of a Business Combination. The Company will cease to pay such fees upon the consummation of a Business Combination. For the three months ended March 31, 2021, the Company incurred $30,000 in fees for these services of which $10,000 is included in accrued expenses in the accompanying condensed balance sheet. As of December 31, 2020, amounts accrued under this agreement were equal to $10,000.

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or an affiliate of the Initial Stockholders, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At March 31, 2021 and December 31, 2020, no amounts were outstanding under the Working Capital Loans.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued and outstanding.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. There were 7,486,588 and 7,473,143 shares of common stock issued and outstanding, excluding 21,263,412 and 21,276,857 shares of common stock subject to possible redemption, as of March 31, 2021 and December 31, 2020, respectively.

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 8 - FAIR VALUE MEASUREMENTS

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

At March 31, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $459 and $842 in cash and $230,050,119 and $230,019,766 in U.S. Treasury securities, respectively. During the three months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2021 and December 31, 2020 are as follows:

		March 31, 2021
	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
Assets	U.S. Treasury Securities	1	$230,050,119	$9,170	$230,059,748
Liabilities	Private Warrants	3			$5,712,000

		December 31, 2020
	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
Assets	U.S. Treasury Securities (Matured on 2/11/2021)(1)	1	$230,019,766	$3,451	$230,023,217
Liabilities	Private Warrants	3			$5,780,000

(1)	At maturity on February 11, 2021, proceeds were invested in additional U.S. Treasury Securities with a maturity date of June 10, 2021.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers during the period.

The Private Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Fair Value Measurement

The Private Warrants are measured at fair value on a recurring basis, using a Black-Scholes Model. The key inputs into the Black-Scholes Model for the Private Warrants were as follows:

	December 31, 2020	March 31, 2021
Risk-free interest rate	0.49%	1.07%
Expected term (years)	5	5
Expected volatility	22.0%	22.5%
Exercise price	$11.50	$11.50
Stock price	$10.03	$9.78
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liability:

Warrant Liability
Warrant liability on August 10, 2020	$-
Issuance of Private Warrants	3,944,000
Change in fair value of warrant liability	1,836,000
Fair value as of December 31, 2020	5,780,000
Change in fair value of warrant liability	(68,000)
Fair value as of March 31, 2021	$5,712,000

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Statements

References to the “Company,” “NOAC,” “our,” “us” or “we” refer to Natural Order Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

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

The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limiting our ability to conduct meetings to negotiate and consummate transactions in a timely manner with potential investors, target company’s personnel, or vendors and services providers.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for our initial public offering (the “IPO”), and, after our IPO, searching for a target business to acquire, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the quarter ended March 31, 2021, we had a net loss of $134,442, which consisted of general and administrative expenses of $232,412 offset by interest earned on investments held in the Trust Account of $29,970 and a decrease in the fair value of the Private Warrants of $68,000.

Liquidity and Capital Resources

On November 13, 2020, we consummated our IPO of 23,000,000 units (the “Units”), each Unit consisting of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”) and one redeemable warrant to purchase one-half of one share of Common Stock for $11.50 (“Warrant”). The closing included the full exercise of the underwriter’s over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000. Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with Natural Order Sponsor LLC ( the “Sponsor”) of 6,800,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $6,800,000.

Following the IPO, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in the Trust Account, and we had $1,726,624 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $13,164,487 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $514,487 of other offering costs.

For the quarter ended March 31, 2021, cash used in operating activities was $172,311. Net loss of $134,442 was affected by interest earned on marketable securities held in the Trust Account of $29,970 and a non-cash increase in the fair value of warrant liabilities of $68,000. Changes in operating assets and liabilities provided $60,101 of cash for operating activities.

As of March 31, 2021, we had cash and investments held in the Trust Account of $230,050,578. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2021, we had $1,228,854 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below, an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial, and administrative and support services. We began incurring these fees on November 10, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per share, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting to the classification of the Company's Private Warrants as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the revision of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.  We have provided a comprehensive list of risk factors in our Registration Statement dated November 10, 2020 and our Form 10-K/A, filed on May 24, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement (the “Registration Statement”) for our IPO was declared effective on November 10, 2020. On November 13, 2020, we consummated our initial public offering (the “IPO”) of 23,000,000 units (the “Units”), each Unit consisting of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”) and one redeemable warrant to purchase one-half of one share of Common Stock for $11.50 (“Warrant”). The closing included the full exercise of the underwriter’s over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.

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

We paid $4,600,000 of underwriting fees (not including the 3.5% deferred underwriting commission payable at the consummation of the initial business combination) and approximately $523,201 million for other costs and expenses related to our formation and our IPO.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 24, 2021	NATURAL ORDER ACQUISITION CORP.

	By:	/s/ Paresh Patel
	Name:	Paresh Patel
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Marc Volpe
	Name:	Marc Volpe
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)