Form 10-Q
period 2021-06-30
Natural Order Acquisition Corp.
filed 2021-08-12
CIK 1824888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, 28,750,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATURAL ORDER ACQUISITION CORP.

NATURAL ORDER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash	$1,130,142	$1,401,165
Prepaid expenses	127,660	230,427
Dividend receivable	1,324	—
Total Current Assets	1,259,126	1,631,592

Cash and investments held in Trust Account	230,066,459	230,020,608
TOTAL ASSETS	$231,325,585	$231,652,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$189,957	$53,629
Total Current Liabilities	189,957	53,629

Warrant liability	4,964,000	5,780,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	13,203,957	13,883,629

Commitments and Contingencies

Common stock subject to possible redemption, 21,312,162 and 21,276,857 shares at $10.00 per share redemption value at June 30, 2021 and December 31, 2020, respectively	213,121,620	212,768,570

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 7,437,838 and 7,473,143 shares issued and outstanding (excluding 21,312,162 and 21,276,857 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	744	747
Additional paid-in capital	6,594,149	6,947,196
Accumulated deficit	(1,594,885)	(1,947,942)
Total Stockholders’ Equity	5,000,008	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$231,325,585	$231,652,200

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

	Three Months	Six Months
	Ended	Ended
General and administrative expenses	$277,706	$510,118
Loss from operations	(277,706)	(510,118)

Other income:
Change in fair value of warrant liability	748,000	816,000
Interest earned on investments held in Trust Account	15,881	45,851
Dividend income earned on investment held in Trust Account	1,324	1,324
Other income	765,205	863,175

Net income	$487,499	$353,057

Weighted average shares outstanding of redeemable common stock	23,000,000	23,000,000
Basic and diluted income per share, redeemable common stock	$0.00	$0.00

Weighted average shares outstanding of non-redeemable common stock	5,750,000	5,750,000
Basic and diluted net gain per share, non-redeemable common stock	$0.08	$0.06

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	7,473,143	$747	$6,947,196	$(1,947,942)	$5,000,001

Change in value of common stock subject to possible redemption	13,445	1	134,449	-	134,450

Net loss	-	-	-	(134,442)	(134,442)

Balance – March 31, 2021	7,486,588	$748	$7,081,645	$(2,082,384)	$5,000,009

Change in value of common stock subject to possible redemption	(48,750)	(4)	(487,496)	-	(487,500)

Net income	-	-	-	487,499	487,499

Balance – June 30, 2021	7,437,838	$744	$6,594,149	$(1,594,885)	$5,000,008

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

Cash Flows from Operating Activities:
Net income	$353,057
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(45,851)
Change in fair value of warrants	(816,000)
Changes in operating assets and liabilities:
Prepaid expenses	102,767
Dividend receivable	(1,324)
Accrued expenses	136,328
Net cash used in operating activities	(271,023)

Net Change in Cash	(271,023)
Cash – Beginning of period	1,401,165
Cash – End of period	$1,130,142

Non-Cash Investing and Financing Activities:
Initial classification of common stock subject to possible redemption	$218,650,790
Change in value of common stock subject to possible redemption	$(5,882,220)
Deferred underwriting fee payable	$8,050,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 10, 2020 (inception) through December 31, 2020, and for the three and six months ended June 30, 2021, relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and expenses incurred in relation to the pursuit of a business combination, which are described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 24, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,130,142 and $1,401,165 M in cash as of June 30, 2021 and December 31, 2020, respectively. The Company did not have any cash equivalents, outside of the funds held in the Trust Account, as of June 30, 2021 or December 31, 2020.

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

Marketable Securities Held in Trust Account

At June 30, 2021 substantially all of the assets held in the Trust Account were held in a money market mutual fund. At December 31, 2020 substantially all of the assets held in the Trust Account were held in U.S. treasury securities.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had a deferred tax asset of approximately $97,000 which had a full valuation allowance recorded against it.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts) for the three and six months ended June 30, 2021:

	Three Months Ended	Six Months Ended
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest and Dividend Income	$17,205	$47,175
Income Tax and Franchise Tax	(17,205)	(47,175)
Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	23,000,000	23,000,000
Earnings/Basic and Diluted Redeemable Net Income per Common Share	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Income	$487,499	$353,057
Redeemable Net Earnings	—	—
Non-Redeemable Net Income	$487,499	$353,057
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock, Basic and Diluted	5,750,000	5,750,000
Basic and Diluted Non-Redeemable Net income per Common Share	$0.08	$0.06

As of June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. As of June 30, 2021 and December 31, 2020, the Public Warrants met all of the criteria for equity classification whereas the Private Warrants did not. See Note 8 for further discussion of the methodology used to determine the fair value of warrants classified as liability-classified instruments.

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,800,000 Private Warrants at a price of $1.00 per Private Warrant ($6,800,000). Each Private Warrant is exercisable to purchase one-half share of common stock at a price of $11.50 per share, subject to the same adjustment mechanism that applies to the Public Warrants (see Note 7). The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on November 10, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of a Business Combination. The Company will cease to pay such fees upon the consummation of a Business Combination. For the six months ended June 30, 2021, the Company incurred $60,000 in fees for these services of which $10,000 is included in accrued expenses in the accompanying condensed balance sheet. As of June 30, 2021 and December 31, 2020, amounts accrued under this agreement were equal to $10,000.

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or an affiliate of the Initial Stockholders, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At June 30, 2021 and December 31, 2020, no amounts were outstanding under the Working Capital Loans.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued and outstanding.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. There were 7,437,838 and 7,473,143 shares of common stock issued and outstanding, excluding 21,312,162 and 21,276,857 shares of common stock classified as subject to possible redemption, as of June 30, 2021 and December 31, 2020, respectively.

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

JUNE 30, 2021

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

JUNE 30, 2021

(Unaudited)

NOTE 8 — FAIR VALUE MEASUREMENTS

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

At June 30, 2021 assets held in the Trust Account were comprised of $230,066,459 of money market securities. At December 31, 2020, assets held in the Trust Account were comprised of $842 in cash and $230,019,766 in U.S. Treasury securities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2021 and December 31, 2020 are as follows:

		June 30, 2021
	Held-To-Maturity	Level	Fair Value
Assets	Money Market Securities	1	$230,066,459
Liabilities	Private Warrants	3	$4,964,000

		December 31, 2020
	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
Assets	U.S. Treasury Securities (Matured on 2/11/2021)(1)	1	$230,019,766	$3,451	$230,023,217
Liabilities	Private Warrants	3			$5,780,000

(1)	At maturity on February 11, 2021, proceeds were invested in additional U.S. Treasury Securities with a maturity date of June 10, 2021. Upon Maturity in June, proceeds were invested in a money market mutual fund.

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

June 30, 2021

(Unaudited)

Fair Value Measurement

The Private Warrants are measured at fair value on a recurring basis, using a Black-Scholes Model. The key inputs into the Black-Scholes Model for the Private Warrants were as follows:

	June 30, 2021	December 31, 2020
Risk-free interest rate	0.96%	0.49%
Expected term (years)	5	5
Expected volatility	20.6%	22.0%
Exercise price	$11.50	$11.50
Stock price	$9.78	$10.03
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liability:

Warrant Liability
Warrant liability on August 10, 2020	$-
Issuance of Private Warrants	3,944,000
Change in fair value of warrant liability	1,836,000
Fair value as of December 31, 2020	5,780,000
Change in fair value of warrant liability	(68,000)
Fair value as of March 31, 2021	5,712,000
Change in fair value of warrant liability	(748,000)
Fair value as of June 30, 2021	$4,964,000

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for our initial public offering (the “IPO”), and, after our IPO, searching for a target business to acquire, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the quarter ended June 30, 2021, we had a net gain of $487,499, which consisted of general and administrative expenses of $277,706 offset by interest and dividends earned on investments held in the Trust Account of $17,205 and a decrease in the fair value of the Private Warrants of $748,000.

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

For the quarter ended June 30, 2021, cash used in operating activities was $98,712. Net gain of $487,499 was affected by interest earned on marketable securities held in the Trust Account of $15,881 and a non-cash increase in the fair value of warrant liabilities of $748,000. Changes in operating assets and liabilities provided $177,670 of cash for operating activities.

As of June 30, 2021, we had investments held in the Trust Account of $230,066,459. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2021, we had $1,130,142 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K/A as filed with the SEC on May 24, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

During the most recently completed fiscal quarter, in response to the material weakness referenced above, management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 7, 2021, Marc Volpe, Chief Financial Officer and Secretary, notified the Company of his decision to resign from the Company to pursue other opportunities effective September 24, 2021. Mr. Volpe’s resignation did not result from a disagreement with the Company on any matter relating to the Company’s operations, policies or practices, including its controls or financial-related matters. The Company has commenced a search for a successor to Mr. Volpe.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2021	NATURAL ORDER ACQUISITION CORP.

	By:	/s/ Paresh Patel
	Name:	Paresh Patel
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Marc Volpe
	Name:	Marc Volpe
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)