Form 10-Q
period 2021-09-30
Natural Order Acquisition Corp.
filed 2021-11-15
CIK 1824888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to________________

NATURAL ORDER ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

Delaware	001-39899	85-2464911
(State or Other Jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification No.)

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

As of November 15, 2021, 28,750,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATURAL ORDER ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Financial Statements:
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	F-1
Unaudited Condensed Statements of Operations for the Three and Nine Months ended September 30, 2021 and the period from August 10, 2020 (inception) through September 30, 2020	F-2
Unaudited Condensed Statements of Changes in Stockholders’ Equity for the Three and Nine Months ended September 30, 2021 and the period from August 10, 2020 (inception) through September 30, 2020	F-3
Unaudited Condensed Statements of Cash Flows for the Nine Months ended September 30, 2021 and the period from August 10, 2020 (inception) through September 30, 2020	F-4
Notes to Condensed Financial Statements (Unaudited)	F-5 to F-16

NATURAL ORDER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash	$1,010,087	$1,401,165
Prepaid expenses	41,417	230,427
Total Current Assets	1,051,504	1,631,592

Cash and investments held in Trust Account	230,078,467	230,020,608
TOTAL ASSETS	$231,129,971	$231,652,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$195,956	$53,629
Total Current Liabilities	195,956	53,629

Warrant liability	3,536,000	5,780,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	11,781,956	13,883,629

Commitments and Contingencies

Common stock subject to possible redemption, 23,000,000 and 23,000,000 shares at $10.00 per share redemption value at September 30, 2021 and December 31, 2020, respectively	230,000,000	230,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,750,000 and 5,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,652,560)	(12,232,004)
Total Stockholders’ Deficit	(10,651,985)	(12,231,429)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$231,129,971	$231,652,200

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Three Months Ended	Nine Months Ended	Period from August 20, 2020 (inception through
	September 30, 2021	September 30, 2021	September 30, 2020
General and administrative expenses	$212,297	$722,416	$1,000
Loss from operations	(212,297)	(722,416)	(1,000)

Other income:
Change in fair value of warrant liability	1,428,000	2,244,000	-
Interest earned on investments held in Trust Account	6,713	52,564	-
Dividend income earned on investment held in Trust Account	3,971	5,296	-
Other income	1,438,684	2,301,860	-

Income (loss) before provision for income taxes	$1,226,387	$1,579,444	$(1,000)

Provision for income taxes	-	-	-

Net income	$1,226,387	$1,579,444	$(1,000)

Weighted average shares outstanding of common stock	28,750,000	28,750,000	5,000,000
Basic and diluted income per share, common stock	$0.04	$0.05	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM
AUGUST 10, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	5,750,000	$575	$-	$(12,232,004)	$(12,231,429)

Net loss	-	-	-	(134,442)	(134,442)

Balance – March 31, 2021	5,750,000	$575	$-	$(12,366,446)	$(12,365,871)

Net income	-	-	-	487,499	487,499

Balance – June 30, 2021	5,750,000	$575	$-	$(11,878,947)	$(11,878,372)

Net income	-	-	-	1,226,387	1,226,387

Balance – September 30, 2021	5,750,000	$575	$-	$(10,652,560)	$(10,651,985)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – August 10, 2020 (inception)	-	-	-		-

Issuance of common stock to Initial Shareholders	5,750,000	575	24,425		25,000

Net loss	-	-	-	(1,000)	(1,000)

Balance – September 30, 2020	5,750,000	$575	$24,425	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Nine Months Ended	August 10, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$1,579,444	$(1,000)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(52,564)	-
Dividend earned on investments held in Trust Account	(5,295)	-
Change in fair value of warrants	(2,244,000)	-
Changes in operating assets and liabilities:
Prepaid expenses	189,010	-
Accrued expenses	142,327	1,000
Net cash used in operating activities	(391,078)	-

Cash Flows from Financing Activities:
Proceeds from sale of issuance of common stock to Initial Stockholders	-	25,000
Proceeds from promissory notes – related party	-	200,000
Payment of deferred offering costs	-	(123,625)
Net cash provided by financing activities	-	101,375

Net Change in Cash	(391,078)	101,375
Cash – Beginning of period	1,401,165	-
Cash – End of period	$1,010,087	$101,375

Non-Cash Investing and Financing Activities:
Deferred offering costs included in accrued offering costs	$-	$47,450
Deferred underwriting fee payable	$8,050,000	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 10, 2020 (inception) through December 31, 2020, and for the three and nine months ended September 30, 2021, relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and expenses incurred in relation to the pursuit of a business combination, which are described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $13,173,201, consisting of $4,600,000 in cash underwriting fees, $8,050,000 of deferred underwriting fees and $523,201 of other offering costs. Of these total transaction costs, $8,714 related to the issuance of the Private Warrants and were charged to expense and the remaining $13,164,487 were charged to temporary equity.

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

SEPTEMBER 30, 2021

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 13, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 13, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

NOTE 2 — REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet, Form 10-K/A and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

In connection with the change in presentation for the common stock subject to redemption, the Company also revised its income (loss) per common share calculation to no longer present redeemable and non-redeemable common stock per share and to present earnings per share for common stock as a whole. This presentation contemplates a Business Combination as the most likely outcome.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of December 31, 2020 (audited)	As Previously Revised	Adjustment	As Revised
Common stock subject to possible redemption	$212,768,570	$17,231,430	$230,000,000
Common stock	$747	$(172)	$575
Additional paid-in capital	$6,947,196	$(6,947,196)	$-
Accumulated Deficit	$(1,947,942)	$(10,284,062)	$(12,232,004)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(17,231,430)	$(12,231,429)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 24, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements are the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,010,087 and $1,401,165 in cash as of September 30, 2021 and December 31, 2020, respectively. The Company did not have any cash equivalents, outside of the funds held in the Trust Account, as of September 30, 2021 or December 31, 2020.

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

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption, if any, in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Common stock issued in the IPO features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At September 30, 2021, the common stock reflected in the condensed balance sheet is reconciled in the following table:

Gross Proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(6,440,000)
Offering costs allocated to common stock subject to redemption	(13,164,487)
Plus:
Accretion of carrying value to redemption value	19,604,487
Common stock subject to redemption	$230,000,000

Offering Costs

Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the common stock issued were charged against the carrying value of the common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had deferred tax assets of approximately $161,000 and $21,678, respectively, which had full valuation allowances recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the respective period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 14,900,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021 and for the period from August 10, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A common shares is excluded from earnings per share as the redemption value approximates fair value.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

As of September 30, 2021 and 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. As of September 30, 2021 and December 31, 2020, the Public Warrants met all of the criteria for equity classification whereas the Private Warrants did not. See Note 8 for further discussion of the methodology used to determine the fair value of warrants classified as liability-classified instruments.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)(“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if- converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has not early adopted ASU 2020-06 effective January 1, 2021, but the Company intends to adopt on January 1, 2022. The Company does not expect the adoption of ASU 2020-06 to have a material impact on the financial statements. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,800,000 Private Warrants at a price of $1.00 per Private Warrant for $6,800,000. Each Private Warrant is exercisable to purchase one-half share of common stock at a price of $11.50 per share, subject to the same adjustment mechanism that applies to the Public Warrants (see Note 7). The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on November 10, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of a Business Combination. The Company will cease to pay such fees upon the consummation of a Business Combination. For the three months and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000, respectively, in fees for these services of which $20,000 is included in accrued expenses in the accompanying condensed balance sheet. As of December 31, 2020, amounts accrued under this agreement were equal to $20,000 of which $10,000 was included in accrued expenses in the accompanying condensed balance sheet.

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or an affiliate of the Initial Stockholders, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At September 30, 2021 and December 31, 2020, no amounts were outstanding under the Working Capital Loans.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued and outstanding.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. There were 5,750,000 and 5,750,000 shares of common stock issued and outstanding, as well as 23,000,000 and 23,000,000 shares of common stock classified as subject to possible redemption, as of September 30, 2021 and December 31, 2020, respectively.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

(Unaudited)

NOTE 9 — FAIR VALUE MEASUREMENTS

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

At September 30, 2021 assets held in the Trust Account were comprised of $1,110 in cash and $230,077,357 in U.S. Treasury securities. At December 31, 2020, assets held in the Trust Account were comprised of $842 in cash and $230,019,766 in U.S. Treasury securities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at September 30, 2021 and December 31, 2020 are as follows:

		September 30, 2021
	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
Assets	U.S. Treasury Securities (matures 12/2/2021)	1	$230,077,357	$(954)	$230,076,403
Liabilities	Private Warrants	3			$3,536,000

		December 31, 2020
	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
Assets	U.S. Treasury Securities (Matured on 2/11/2021)	1	$230,019,766	$3,451	$230,023,217
Liabilities	Private Warrants	3			$5,780,000

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Fair Value Measurement

The Private Warrants are measured at fair value on a recurring basis, using a Black-Scholes Model and are considered Level 3 liabilities with inherent uncertainties involved. If factors or assumptions change, the estimated fair values could be materially different.. The key inputs into the Black-Scholes Model for the Private Warrants were as follows:

	September 30, 2021	December 31, 2020
Risk-free interest rate	1.08%	0.49%
Expected term (years)	5	5
Expected volatility	15.4%	22.0%
Exercise price	$11.50	$11.50
Stock price	$9.81	$10.03
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liability:

Warrant Liability
Warrant liability on August 10, 2020	$-
Issuance of Private Warrants	3,944,000
Change in fair value of warrant liability	1,836,000
Fair value as of December 31, 2020	5,780,000
Change in fair value of warrant liability	(68,000)
Fair value as of March 31, 2021	5,712,000
Change in fair value of warrant liability	(748,000)
Fair value as of June 30, 2021	4,964,000
Change in fair value of warrant liability	(1,428,000)
Fair value as of September 30, 2021	3,536,000

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for our initial public offering (the “IPO”), and, after our IPO, searching for a target business to acquire, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, nine months ended September 30, 2021, and the period from August 20, 2020 (inception) through September 30, 2021, we had a net gain of $1,226,387, net gain of 1,579,444, and net loss of $1,000, respectively, which consisted of general and administrative expenses of $212,297, $722,416, and $1,000, respectively, offset by interest and dividends earned on investments held in the Trust Account of $10,684, $57,860, and $0, respectively, and a decrease in the fair value of the Private Warrants of $1,428,000, $2,244,000, and $0, respectively.

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

Transaction costs amounted to $13,173,201, consisting of $4,600,000 in cash underwriting fees, $8,050,000 of deferred underwriting fees and $523,201 of other offering costs. Of these total transaction costs, $8,714 related to the issuance of the Private Warrants and were charged to expense and the remaining $13,164,487 were charged to temporary equity.

For the quarter ended September 30, 2021, cash provided by operating activities was $92,242. Net gain of $1,226,387 was affected by interest and dividends earned on marketable securities held in the Trust Account of $10,684 and a non-cash increase in the fair value of warrant liabilities of $1,428,000. Changes in operating assets and liabilities used $120,055 of cash for operating activities.

As of September 30, 2021, we had investments held in the Trust Account of $230,078,467. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2021, we had $1,010,087 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 13, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 13, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Common stock issued in the IPO features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the respective period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 14,900,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021 and for the period from August 10, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A common shares is excluded from earnings per share as the redemption value approximates fair value.

As of September 30, 2021 and 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if- converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has not early adopted ASU 2020-06 effective January 1, 2021, but the Company intends to adopt on January 1, 2022. The Company does not expect the adoption of ASU 2020-06 to have a material impact on the financial statements. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Management Assessment of Material Weakness Remediation

During the most recently completed fiscal quarter, in response to the material weakness referenced above, management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

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

We paid $4,600,000 of underwriting fees (not including the 3.5% deferred underwriting commission payable at the consummation of the initial business combination) and approximately $523,201 for other costs and expenses related to our formation and our IPO.

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

Dated: November 15, 2021	NATURAL ORDER ACQUISITION CORP.

	By:	/s/ Paresh Patel
	Name:	Paresh Patel
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ John Ritacco
	Name:	John Ritacco
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)