Form 10-K/A
period 2020-12-31
Natural Order Acquisition Corp.
filed 2022-02-07
CIK 1824888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-39690

NATURAL ORDER ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-2464911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Colpitts Road
Weston, MA	02493
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 395-1644

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one-half of a share of Common Stock	NOACU	The Nasdaq Capital Market LLC
Common Stock, par value $0.0001 per share	NOAC	The Nasdaq Capital Market LLC
Warrants	NOACW	The Nasdaq Capital Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐ No  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

At June 30, 2020, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $0.

The number of shares outstanding of the Registrant’s shares of common stock as of March 30, 2021 was 28,750,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

References throughout this amendment no. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company,” “our company” or “NOAC” are to Natural Order Acquisition Corp., unless the context otherwise indicates.

The Company is filing this amendment no. 2 to Form 10-K (“Form 10-K/A”) to amend its Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021, as amended on May 24, 2021 (the “First Amended Filing”) to restate the Company’s financial statements and related footnote disclosures as of December 31, 2020, and the period from August 10, 2020 (date of inception) through December 31, 2020. This Form 10-K/A also amends certain other Items in the First Amended Filing, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on November 13, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata among all shares of common stock. This presentation contemplates a business combination as the most likely outcome, in which case, all shares of common stock participate pro rata in the income and losses of the Company.

Therefore, on November 30, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of November 13, 2020 (the “Post IPO Balance Sheet”), as previously restated in the First Amended Filing, (ii) audited financial statements included in the First Amended Filing for the period ended December 31, 2020; (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021 and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021, and in particular footnote 2 to those unaudited interim financial statements and Item 4 of Part I (items (i) and (ii) being referred to as the “2020 Affected Periods”, items (iii)-(v) being referred to as the “2021 Affected Periods” and collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the 2020 Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company’s audited financial statements included in the First Amended Filing. The Company will restate the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021 in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).

The restatement does not have an impact on total assets, its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q/A.

Items Amended in this Form 10-K/A

The following items in the First Amended Filing have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

In addition, the Company’s principal executive officer and principal financial officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2 and 32).

The restatements are more fully described in Note 2 of the notes to the financial statements included herein.

Except as described above, including updated going concern considerations, no other information included in the Annual Report on Form 10-K of the Company filed on March 31, 2021 (the “Original Filing”), as amended by the First Amended Filing is being amended or updated by this Form 10-K/A and this Form 10-K/A does not propose to reflect any information or events subsequent to the Original Filing as amended by the First Amended Filing. This Form 10-K/A continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and the First Amended filing and with our filings with the SEC subsequent to the Original Filing and the First Amended Filing. In addition, the Company has not amended its previously filed Quarterly Reports on Form 10-Q or current reports on Form 8-K for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

NATURAL ORDER ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2020

i

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

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

Risks Relating to Restatements of Our Previously Issued Financial Statements

Certain of our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff expressed its view (the “SEC Staff Statement”) that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 6,800,000 Private Warrants, and determined to classify the Private Warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

As described elsewhere in this annual report, our management and our Audit Committee concluded that, in light of the prior reclassification of certain warrants from equity to liability, as well as the reclassification of our redeemable Public Shares as temporary equity, it was appropriate to restate our previously issued financial statements as of, and for the period from August 10, 2020 (date of inception) to December 31, 2020.  In connection with the foregoing development and as a result of the restatements, we identified a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments.

To respond to this material weakness, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting, see “Note 2—-Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this annual report.

Efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our common stock to decline. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken or plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, we have determined that if the Company is unable to complete a business combination by November 13, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

As a result of such material weakness, the restatement of our financial statements for the Affected Periods and the change in accounting for complex financial instruments, we face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

Restatement

This management’s discussion and analysis of the Company’s financial condition and results of operations has been amended and restated to give effect to the restatement and revision of our original financial statements included in the Original Filing as amended by the First Amended Filing. We are restating our historical financial results to reclassify our temporary equity and permanent equity. The impact of the restatement is reflected in this management’s discussion and analysis of financial condition and results of operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing as amended by the First Amended Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Form 10-K/A and Item 9A: Controls and Procedures, both contained herein.

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

In connection with this Form 10-K/A, and in light of the restatement of our financial statements for the period ended December 31, 2020, our Chief Executive Officer and Chief Financial Officer reevaluated and concluded that our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over the accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules13a-15(f) and15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness that resulted in the restatement of our financial statements included in this Form 10-K/A, we plan to enhance our process to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. The management team will provide enhanced access to literature, research materials and documents and increased communication among our personnel and third-part professionals with whom the Company can consult with regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Paresh Patel(2)(3)	6,161,000	21.4%
Marc Volpe	27,500	*
Sebastiano Cossia Castiglioni(2)(4)	5,800,000	20.2%
Max. H. Bazerman	25,000	*
Jaspaul Singh	65,000	*
Gene Baur	25,000	*
All directors and executive officers as a group (six individuals)	5,750,000	20%
Holders of 5% of more of our Common Stock
Natural Order Sponsor LLC(2)	5,650,000	19.7%
Hartree Partners, LP(5)	1,500,000	5.2%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Natural Order Acquisition Corp., 30 Colpitts Road, Weston, MA 02493.
(2)	Paresh Patel and Sebastiano Cossia Castiglioni are Managing Members of Natural Order Sponsor, LLC.
(3)	Consists of (i) 5,650,000 shares (but not the 3,400,000 shares issuable upon exercise of 6,800,000 warrants) owned by Natural Order Sponsor, LLC; (ii) 11,000 shares (but not the 5,500 shares issuable upon exercise of 11,000 warrants) owned by Mr. Patel’s children; and (iii) 500,000 shares (but not the 250,000 shares issuable upon exercise of 500,000 warrants) owned by Mr. Patel’s wife.
(4)	Consists of (i) 5,650,000 shares (but not the 3,400,000 shares issuable upon exercise of 6,800,000 warrants) owned by Natural Order Sponsor, LLC; and (ii) 150,000 shares owned by Vegan Capital SA, over which the Sebastiano Cossia Castiglioni shares dispositive power (but not the 75,000 shares issuable upon exercise of 150,000 warrants) owned by Vegan Capital SA.
(5)	Based on a Schedule 13G filed by the reporting person, the address of Hartree Partners, LP is 1185 Avenue of the Americas, New York, NY 10036.

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

Audit Fees. For the period from August 10, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $70,555, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2020 financial statements included in this Form 10-K.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 10, 2020, by and between Registrant and Chardan Capital Markets, LLC, Barclays Capital Inc., as representatives of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

4.4	Warrant Agreement, dated November 10, 2020 between Continental Stock Transfer & Trust Company and the Registrant

10.1	Letter Agreement, dated November 10, 2020, among the Registrant and its officers, directors and initial stockholders, including Natural Order Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.2	Investment Management Trust Agreement, dated November 10, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.3	Escrow Agreement, dated November 10, 2020 by and among the Registrant, Continental Stock Transfer & Trust Company LLC, as escrow agent, and the Registrant’s initial stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.4	Registration Rights Agreement, dated November 10, 2020, among the Registrant and each of the initial stockholders of Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.5	A Subscription Agreement, dated November 10, 2020, between the Registrant and Natural Order Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.6	Administrative Services Agreement, dated November 10, 2020, by and between the Registrant and Natural Order Sponsor LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.7	Indemnity Agreement, dated November 10, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

99.2	Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL ORDER ACQUISITION CORP.

Dated: February 7, 2022	By:	/s/ Paresh Patel
	Name:	Paresh Patel
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paresh Patel	President, Chief Executive Officer and Director	February 7, 2022
Paresh Patel	(Principal Executive Officer)

/s/ John Ritacco	Chief Financial Officer and Secretary	February 7, 2022
John Ritacco	(Principal Accounting and Financial Officer)

/s/ Sebastiano Cossia Castiglioni	Chairman of the Board	February 7, 2022
Sebastiano Cossia Castiglioni

/s/ Max H. Bazerman	Director	February 7, 2022
Max H. Bazerman

/s/ Jaspaul Singh	Director	February 7, 2022
Jaspaul Singh

/s/ Gene Baur	Director	February 7, 2022
Gene Baur

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 10, 2020, by and between Registrant and Chardan Capital Markets, LLC, Barclays Capital Inc., as representatives of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

4.4	Warrant Agreement, dated November 10, 2020 between Continental Stock Transfer & Trust Company and the Registrant

10.1	Letter Agreement, dated November 10, 2020, among the Registrant and its officers, directors and initial stockholders, including Natural Order Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.2	Investment Management Trust Agreement, dated November 10, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.3	Escrow Agreement, dated November 10, 2020 by and among the Registrant, Continental Stock Transfer & Trust Company LLC, as escrow agent, and the Registrant’s initial stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.4	Registration Rights Agreement, dated November 10, 2020, among the Registrant and each of the initial stockholders of Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.5	A Subscription Agreement, dated November 10, 2020, between the Registrant and Natural Order Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.6	Administrative Services Agreement, dated November 10, 2020, by and between the Registrant and Natural Order Sponsor LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

10.7	Indemnity Agreement, dated November 10, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

99.2	Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 13, 2020)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Furnished herewith

NATURAL ORDER ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Natural Order Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Natural Order Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from August 10, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 10, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by November 13, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

May 24, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is February 7, 2022

NATURAL ORDER ACQUISITION CORP.

BALANCE SHEET
DECEMBER 31, 2020

(RESTATED)

ASSETS
Current Assets
Cash	$1,401,165
Prepaid expenses	230,427
Total Current Assets	1,631,592

Cash and investments held in Trust Account	230,020,608
TOTAL ASSETS	$231,652,200

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Accrued expenses	$53,629
Total Current Liabilities	53,629

Warrant liability	5,780,000
Deferred underwriting fee payable	8,050,000
Total Liabilities	13,883,629

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding at $10.00 per share at redemption value	230,000,000

Stockholders’ Equity/(Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,750,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	575
Additional paid-in capital	-
Accumulated deficit	(12,232,004)
Total Stockholders’ Equity/(Deficit)	(12,231,429)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$231,652,200

The accompanying notes are an integral part of the financial statements.

NATURAL ORDER ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(RESTATED)

Operating and formation costs	$123,836
Income (Loss) from operations	(123,836)

Other income (expense):
Change in fair value of warrant liability	(1,836,000)
Transaction costs	(8,714)
Interest earned on investments held in Trust Account	20,608
Other income (expense)	(1,824,106)

Net income (loss)	$(1,947,942)

Weighted average shares outstanding of common stock	12,916,667
Basic and diluted income (loss) per share, common stock	$(0.15)

The accompanying notes are an integral part of the financial statements.

NATURAL ORDER ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(RESTATED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance – August 10, 2020 (inception)	—	$—	$—	$—	$—

Sale of common stock to initial shareholders(1)	5,750,000	575	24,425	—	25,000

Excess of cash received over fair value of Private Warrants	—	—	2,856,000	—	2,856,000

Proceeds of issuance of unit allocated to Public Warrants			12,880,000		12,880,000

Accretion of common stock subject to possible redemption		—	(15,760,425)	(10,284,062)	(26,044,487)

Net income (loss)	—	—	—	(1,947,942)	(1,947,942)

Balance – December 31, 2020	5,750,000	$575	$—	$(12,232,004)	$(12,231,429)

(1)	The shares and the associated amounts have been retroactively restated to reflect the cancellation and surrender of 1,437,500 shares of common stock on November 5, 2020, resulting in an aggregate of 5,750,000 shares of common stock outstanding (see Note 6).

The accompanying notes are an integral part of the financial statements.

NATURAL ORDER ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(RESTATED)

Cash Flows from Operating Activities:
Net income (loss)	$(1,947,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(20,608)
Change in fair value of warrant liability	1,836,000
Transaction costs	8,714
Changes in operating assets and liabilities:
Prepaid expenses	(230,427)
Accrued expenses	53,629
Net cash used in operating activities	(300,634)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid of $4,600,000	225,400,000
Proceeds from sale of Private Warrants	6,800,000
Borrowings under promissory note – related party	200,000
Repayment of promissory note – related party	(200,000)
Payment of offering costs	(523,201)
Net cash provided by financing activities	231,701,799

Net Change in Cash	1,401,165
Cash – Beginning of period	—
Cash – End of period	$1,401,165

Non-Cash Investing and Financing Activities:
Initial classification of warrant liability	$3,944,000
Deferred underwriting fee payable	$8,050,000

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has concluded it should restate its previously issued financial statements to classify all common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata among all shares of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, all shares of common stock participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, including the previously issued (i) balance sheet as of November 13, 2020 included in the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2020, and (ii) financial statements for the period from August 10, 2020 (inception) through December 31, 2020 included in the Company’s Form 10-K as amended, filed on May 24, 2021 (the “2020 Affected Periods”), and that those financial statements should no longer be relied upon. Therefore, the Company, in consultation with its Audit Committee, concluded that the 2020 Affected Periods should be restated to present all common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and to calculate earnings per share for all shares of common stock taken as a whole. As such, the Company is reporting these restatements to those periods in this annual report. See also the addition of the reconciliation table in Note 3 and changes to Note 8.

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Impact of the Restatement

The impact of the restatements on the balance sheet, statement of operations and statements of cash flows for the 2020 Affected Periods is presented below.

	As Previously Reported (1)	Adjustments		As Restated

Balance sheet as of November 13, 2020
Common Stock Subject to Possible Redemption	214,706,790		15,293,210		230,000,000
Common Stock, $0.0001 par value	728		(153)		575
Additional Paid-in Capital	5,008,995		(5,008,995)		-
Accumulated Deficit	(9,714)		(10,284,062)		(10,293,776)
Total Stockholders’ Equity/(Deficit)	5,000,009		(15,293,210)		(10,293,201)

Balance sheet as of December 31, 2020
Common Stock Subject to Possible Redemption	212,768,570		17,231,430		230,000,000
Common Stock, $0.0001 par value	747		(172)		575
Additional Paid-in Capital	6,947,196		(6,947,196)		-
Accumulated Deficit	(1,947,942)		(10,284,062)		(12,232,004)
Total Stockholders’ Equity/(Deficit)	5,000,001		(17,231,430)		(12,231,429)

Statement of Operations for the Period from August 10, 2020 (Inception) Through December 31, 2020
Basic and diluted loss per share, common stock	$(0.00)		$(0.15)		$(0.15)
Basic and diluted net loss per share, non-redeemable common stock	$(0.37)	$	N/A	$	N/A

Cash Flow Statement for the Period from August 10, 2021 (Inception) Through December 31, 2020
Initial classification of common stock subject to possible redemption	214,706,790		(214,706,790)		-
Change in value of common stock subject to possible redemption	(1,938,220)		1,938,220		-

(1)	As previously restated in the Company’s Form 10K/A filed with SEC on May, 24, 2021

Going Concern

Subsequent to the Company’s previously issued amendment no. 1 to the Annual Report on Form 10-K for the period ended December 31, 2020, filed on May 24, 2021, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 13, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 13, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate a business combination by November 13, 2022.

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the Affected Period are restated in this Annual Report on Form 10-K/A (Amendment No. 2) to correct the misapplication of accounting guidance related to the Company’s common shares subject to redemption in the Company’s previously issued audited financial statements for such period. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

At December 31, 2020, the common stock reflected in the condensed balance sheet is reconciled in the following table:

Gross Proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,880,000)
Common stock issuance costs	(13,164,487)
Plus:
Accretion of carrying value to redemption value	26,044,487
Common stock subject to redemption	$230,000,000

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

As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from August 10, 2020 (inception) through December 31, 2020. Accretion associated with the shares of redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts) for the period from August 10, 2020 (inception) through December 31, 2020:

Common Stock
Numerator: Earnings allocable to Common Stock
Net Loss	$(1,947,942)
Denominator: Weighted Average Shares, Common Stock
Common Stock, Basic and Diluted	12,916,667
Earnings/Basic and Diluted Common Stock	$(0.15)

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At December 31, 2020, there were 5,750,000 shares of common stock issued and outstanding, excluding 23,000,000 shares of common stock subject to possible redemption.

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31,
2020

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of derivative warrant liabilities	(19.9)%
Change in valuation allowance	(1.1)%
Income tax provision	0.0%

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

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the restatement discussed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.