Form 10-Q/A
period 2021-09-30
Natural Order Acquisition Corp.
filed 2022-02-07
CIK 1824888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to________________

NATURAL ORDER ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

Delaware	001-39690	85-2464911
(State or Other Jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification No.)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the period ended September 30, 2021 (the “Original Report”) of Natural Order Acquisition Corp. (the “Company”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 15, 2021, to restate the financial statements as of and for the period ended September 30, 2021 included in the Original Report.

Restatement Background

The Company has re-evaluated its application of ASC 480-10-S99-3A to its accounting classification of the redeemable common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on November 13, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata among all shares of common stock. This presentation contemplates a business combination as the most likely outcome, in which case, all shares of common stock participate pro rata in the income and losses of the Company.

Therefore, on November 30, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of November 13, 2020 (the “Post IPO Balance Sheet”), as previously restated in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 24, 2021 (the “2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021; and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021, and in particular footnote 2 to those unaudited interim financial statements and Item 4 of Part I (items (i) and (ii) being referred to as the “2020 Affected Periods” , items (iii)-(v) being referred to as the “2021 Affected Periods” and collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company (a) restated the financial statements for the 2020 Affected Periods in an amendment to the 2020 Form 10-K/A No. 1 filed with the SEC on February 7, 2022 and (b) is restating the financial statements for the 2021 Affected Periods in this Form 10-Q/A.

None of the above changes impacted the Company’s cash position and cash held in the trust account established in connection with the IPO.

The financial information that has been previously filed or otherwise reported for the affected quarterly periods is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Report should no longer be relied upon. On December 2, 2021, the Company filed a Current Report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of September 30, 2021. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to the Company’s financial statements, including enhanced training of its personnel and increased communication among its personnel and third-party professionals with whom it consults regarding the application of complex financial instruments. For a discussion of management’s consideration of its disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

****

Except as described above, and with respect to the reconciliation table in Note 3, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATURAL ORDER ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Financial Statements:
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	F-1
Unaudited Condensed Statements of Operations for the Three and Nine Months ended September 30, 2021 and the period from August 10, 2020 (inception) through September 30, 2020	F-2
Unaudited Condensed Statements of Changes in Stockholders’ Equity/(Deficit) for the Three and Nine Months ended September 30, 2021 and the period from August 10, 2020 (inception) through September 30, 2020	F-3
Unaudited Condensed Statements of Cash Flows for the Nine Months ended September 30, 2021 and the period from August 10, 2020 (inception) through September 30, 2020	F-4
Notes to Condensed Financial Statements (Unaudited)	F-5 to F-17

NATURAL ORDER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash	$1,010,087	$1,401,165
Prepaid expenses	41,417	230,427
Total Current Assets	1,051,504	1,631,592

Cash and investments held in Trust Account	230,078,467	230,020,608
TOTAL ASSETS	$231,129,971	$231,652,200

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Accrued expenses	$195,956	$53,629
Total Current Liabilities	195,956	53,629

Warrant liability	3,536,000	5,780,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	11,781,956	13,883,629

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value: 23,000,000 and 23,000,000 shares issues and outstanding at $10.00 per share at redemption value at September 30, 2021 and December 31, 2020, respectively	230,000,000	230,000,000

Stockholders’ Equity/(Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,750,000 and 5,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,652,560)	(12,232,004)
Total Stockholders’ Equity/(Deficit)	(10,651,985)	(12,231,429)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$231,129,971	$231,652,200

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Three Months Ended	Nine Months Ended	Period from August 20, 2020 (inception through
	September 30, 2021	September 30, 2021	September 30, 2020
General and administrative expenses	$212,297	$722,416	$1,000
Income (Loss) from operations	$(212,297)	$(722,416)	$(1,000)

Other income:
Change in fair value of warrant liability	1,428,000	2,244,000	-
Interest earned on investments held in Trust Account	6,713	52,564	-
Dividend income earned on investment held in Trust Account	3,971	5,296	-
Other income	1,438,684	2,301,860	-

Net income (loss)	$1,226,387	$1,579,444	$(1,000)

Weighted average shares outstanding of common stock	28,750,000	28,750,000	5,000,000
Basic and diluted income per share, common stock	$0.04	$0.05	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM
AUGUST 10, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance – January 1, 2021	5,750,000	$575	$-	$(12,232,004)	$(12,231,429)

Net income (loss)	-	-	-	(134,442)	(134,442)

Balance – March 31, 2021 (unaudited, as restated)	5,750,000	$575	$-	$(12,366,446)	$(12,365,871)

Net income (loss)	-	-	-	487,499	487,499

Balance – June 30, 2021 (unaudited, as restated)	5,750,000	$575	$-	$(11,878,947)	$(11,878,372)

Net income (loss)	-	-	-	1,226,387	1,226,387

Balance – September 30, 2021	5,750,000	$575	$-	$(10,652,560)	$(10,651,985)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance – August 10, 2020 (inception)	-	-	-		-

Issuance of common stock to Initial Shareholders	5,750,000	575	24,425		25,000

Net income (loss)	-	-	-	(1,000)	(1,000)

Balance – September 30, 2020	5,750,000	$575	$24,425	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Nine Months Ended September 30, 2021	August 10, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$1,579,444	$(1,000)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(52,564)	-
Dividend earned on investments held in Trust Account	(5,295)	-
Change in fair value of warrants	(2,244,000)	-
Changes in operating assets and liabilities:
Prepaid expenses	189,010	-
Accrued expenses	142,327	1,000
Net cash used in operating activities	(391,078)	-

Cash Flows from Financing Activities:
Proceeds from sale of issuance of common stock to Initial Stockholders	-	25,000
Proceeds from promissory notes – related party		200,000
Payment of deferred offering costs		(123,625)
Net cash provided by financing activities	-	101,375

Net Change in Cash	(391,078)	101,375
Cash – Beginning of period	1,401,165	-
Cash – End of period	$1,010,087	$101,375

Non-Cash Investing and Financing Activities:
Deferred offering costs included in accrued offering costs	$-	$47,450
Deferred underwriting fee payable	$8,050,000	$-

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has concluded it should restate its previously issued financial statements to classify all common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata among all shares of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case all shares of common stock participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, including the previously issued balance sheet as of November 13, 2020 included in the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2020, and financial statements for the period from August 10, 2020 (inception) through December 31, 2020 included in the Company’s Form 10-K as amended, filed on May 24, 2021 (the “2020 Affected Periods”), as well as the unaudited interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021 and Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021 (the “2021 Affected Periods”) and that those financial statements should no longer be relied upon . Therefore, the Company, in consultation with its Audit Committee, concluded that the 2020 Affected Periods and the 2021 Affected Periods should be restated to present all common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and to calculate earnings per share for all common shares take as a whole. As such, the Company is reporting these restatements to the 2021 Affected Periods in this restated quarterly report and reported the restatements for the 2020 Affected Periods under a separate Form 10-K/A. See also the changes made to the reconciliation table in Note 3.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021 (Unaudited)	As Reported	Adjustment	As Restated
Common stock subject to possible redemption	212,634,120	17,365,880	230,000,000
Common stock	748	(173)	575
Additional paid-in capital	7,081,645	(7,081,645)	-
Accumulated deficit	(2,082,384)	(10,284,062)	(12,366,446)
Total stockholders’ equity (deficit)	$5,000,009	(17,365,880)	(12,365,871)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Three Months Ended March 31, 2021 (Unaudited)

	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial classification of common stock subject to possible redemption	212,768,570	(212,768,570)	—
Change in the value of common stock subject to possible redemption	(134,450)	134,450	—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021 (Unaudited)	As Reported	Adjustment	As Restated
Common stock subject to possible redemption	213,121,620	16,878,380	230,000,000
Common stock	744	(169)	575
Additional paid-in capital	6,594,149	(6,594,149)	-
Accumulated deficit	(1,594,885)	(10,284,062)	(11,878,947)
Total stockholders’ equity (deficit)	$5,000,008	(16,878,380)	(11,878,372)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Six Months ended June 30, 2021 (Unaudited)

	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial classification of common stock subject to possible redemption	218,650,790	(218,650,790)	-
Change in the value of common stock subject to possible redemption	(5,882,220)	5,882,220	-

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	Earnings Per Share
Three Months Ended March 31, 2021 (Unaudited)	As Reported	Adjustment	As Restated
Weighted average shares outstanding - common stock	23,000,000	5,750,000	28,750,000
Basic and diluted earnings per share - common stock	$(0.01)	0.01	0.00
Weighted average shares outstanding - common stock non-redeemable	5,750,000	$(5,750,000)	—
Basic and diluted earnings per share - common stock non-redeemable	$(0.02)	N/A	N/A

	Earnings Per Share
Three Months Ended June 30, 2021 (Unaudited)	As Reported	Adjustment	As Restated
Weighted average shares outstanding - common stock	23,000,000	5,750,000	28,750,000
Basic and diluted earnings per share - common stock	$-	0.02	0.02
Weighted average shares outstanding - common stock non-redeemable	5,750,000	$(5,750,000)	$-
Basic and diluted earnings per share - common stock non-redeemable	0.08	N/A	N/A

	Earnings Per Share
Six Months ended June 30, 2021 (Unaudited)	As Reported	Adjustment	As Restated

Weighted average shares outstanding - common stock	23,000,000	5,750,000	28,750,000
Basic and diluted earnings per share - common stock	0.00	0.01	0.01
Weighted average shares outstanding - common stock non-redeemable	5,750,000	(5,750,000)	—
Basic and diluted earnings per share - common stock non-redeemable	0.06	N/A	N/A

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on February 7, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

At September 30, 2021, the common stock reflected in the condensed balance sheet is reconciled in the following table:

Gross Proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants(1)	(12,880,000)
Common stock issuance costs	(13,164,487)
Plus:
Accretion of carrying value to redemption value(1)	26,044,487
Common stock subject to redemption	$230,000,000

(1)	The amounts previously reported in our Original 10-Q for Proceeds allocated to Public Warrants and Accretion of carrying value to redemption value have been changed by (6,440,000) and 6,440,000, respectively, netting to zero. This change has no impact on any amounts reported in the condensed balance sheet as of September 30, 2021, or on the condensed statements of operations, changes in stockholders’ equity/(deficit), or cash flows for the periods then ended.

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata among all shares of common stock. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the respective period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 14,900,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021 and for the period from August 10, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Liquidity and Capital Resources

On November 13, 2020, we consummated our IPO of 23,000,000 units (the “Units”), each Unit consisting of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”) and one redeemable warrant to purchase one-half of one share of Common Stock for $11.50 (“Warrant”). The closing included the full exercise of the underwriter’s over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000. Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with Natural Order Sponsor LLC (the “Sponsor”) of 6,800,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $6,800,000.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combinationor because we become obligated to redeem a significant number of our public shares upon consummation of our cusiness bombination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata among all shares of common stock. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the respective period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 14,900,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021 and for the period from August 10, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

As of September 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of November 13, 2020, its financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of equity and equity linked instruments. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the period presented.

The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.  Except as set forth below, as of the date of this Form 10-Q/A,here have been no material changes with respect to those risk factors previously disclosed in our Registration Statement dated November 10, 2020 and our Form 10-K/A, filed on February 7, 2022.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. We have taken measures to remediate such material weaknesses, however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XRBL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 7, 2022	NATURAL ORDER ACQUISITION CORP.

	By:	/s/ Paresh Patel
	Name:	Paresh Patel
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ John Ritacco
	Name:	John Ritacco
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)