Form 10-K
period 2021-12-31
Natural Order Acquisition Corp.
filed 2022-03-31
CIK 1824888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-39690

NATURAL ORDER ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-2464911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Colpitts Road
Weston, MA	02493
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 395-1644

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one-half of a share of Common Stock	NOACU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	NOAC	The Nasdaq Stock Market LLC
Warrants	NOACW	The Nasdaq Stock Market LLC

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

At June 30, 2021, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $218,206,470.

The number of shares outstanding of the Registrant’s shares of common stock as of March 31, 2022 was 28,750,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NATURAL ORDER ACQUISITION CORP.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	our ability to select an appropriate target business or businesses;

●	ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	our ability to remediate the material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments;

●	our ability to continue as a going concern;

●	use of proceeds not held in our trust account (“trust account”) or available to us from interest income on the trust account balance; or

●	financial performance

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading Item 1.A.“Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1. BUSINESS

Introduction

Natural Order Acquisition Corp. (“NOAC”, “we”, “us”, “our”, or “our company”) is a Delaware company incorporated on August 10, 2020 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses.

On November 13, 2020, we consummated our initial public offering (the “IPO”) of 23,000,000 units (the “units”), each unit consisting of one share of common stock of the Company, par value $0.0001 per share (the “common stock” and the shares of common stock included with the units, the “public shares”) and one redeemable warrant to purchase one-half of one share of common stock for $11.50 (each, a “public warrant” and collectively, the “public warrants”). The closing included the full exercise of the underwriter’s over-allotment option. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000.

On November 13, 2020, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with Natural Order Sponsor LLC ( our “sponsor”) of 6,800,000 private warrants at a price of $1.00 per private warrant (each a “private warrant” and collectively, the “private warrants” and together with the private warrants, the “warrants”), generating total proceeds of $6,800,000. The private warrants are identical to the public warrants underlying the units sold in the IPO except that if held by our sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions including the common stock issuable upon exercise of the private warrants, will be subject to transfer restrictions until 30 days following the consummation of our initial business combination. If the private warrants are held by holders other than our sponsor or its affiliates and permitted transferees, the private warrants will be redeemable by the Company in all redemption scenarios and exercisable by holders on the same basis as the public warrants sold in the IPO.

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

General

We are a Delaware incorporated blank check company whose purpose is to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Form 10-K as our initial business combination. Although there is no restriction or limitation on what industry our target operates in, it is our intention to pursue prospective targets that are focused on technologies and products related to sustainable plant-based food and beverages, alternative protein, and ingredients. More specifically, our target market includes companies that use plant-based, cell-based or precision fermentation technologies to develop food products that eliminate animals from the food supply chain. We refer to all these technologies herein as “plant-based” or “alternative.” While we may pursue a target located anywhere in the world, we anticipate targeting companies domiciled in North America or Europe.

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

Our Sponsor, Leadership and Competitive Advantages

Our sponsor is led by Mr. Paresh Patel and Mr. Sebastiano Cossia Castiglioni, each of whom have invested for more than 20 years in public and private emerging growth companies with a focus on leading emerging technology and sustainable and plant-based food product companies. We believe that our management team has the investment experience, strategic knowledge, relationships, and access to capital and human resources to source unique opportunities that will offer attractive risk-adjusted returns in a rapidly expanding sector of the global economy. In particular, we believe our network of relationships with leaders in the plant-based food industry can provide our target company with a competitive advantage to accelerate its growth or identify attractive acquisitions or strategic alliances.

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

Sebastiano Cossia Castiglioni, our co-founder has been our Chairman of the board since October 2020. He is an entrepreneur, activist, and advisor to businesses, governments, and nonprofits around the world. For many years, he has been an investor in a wide range of fields, from bioscience to food, from agriculture to technology. Directly or through his partnerships, Sebastiano is an investor in more than 60 companies in the plant-based food and beverage sector. In December 2017, he founded a private investment fund, Dismatrix, and has served as its director ever since. In that same year, Sebastiano joined NRS New Reality Solutions, a convergent innovation platform leveraging bioscience and data science, as a Senior Advisor and an investor. In 2019, Sebastiano founded a private investment fund, Plantthesis, and has served as a general partner ever since. Since April 2019, he has also been an investor in the Blue Horizon Group, a leading worldwide investor in plant-based companies. Since October of the same year, he has served as the co-managing partner and director of Dismatrix Group, which focuses on venture capital and private equity investments across tech, consumer, and food revolutions, including alt-proteins. Sebastiano is also a co-owner and honorary chairman of Querciabella, a Tuscan organic, biodynamic, and vegan winery that has garnered international acclaim. He recently founded the gluten-free pasta brand Bontasana, and Skyrunner Foods, a revolutionary baby food company. A longtime animal rights activist, Sebastiano supports several global nonprofits working to end the exploitation of animals. He serves on the boards of Animal Outlook (since 2018) and the Culture & Animals Foundation (since 2018) as well as on the advisory boards of the Sea Shepherd Conservation Society (since 2008), Animal Equality (since 2019), the International Anti-Poaching Foundation (since 2020), and Project Coyote (since 2020). In 2020, Sebastiano founded the Plant-Based Empowerment Foundation, a nonprofit operating in rural Senegal that is dedicated to providing children and women access to education, healthcare, and nourishing plant-based food. Sebastiano served as advisor to Italian Prime Minister Matteo Renzi from 2014 to 2016.

On September 13, 2021, the Board of Directors of the Company appointed John Ritacco as the Chief Financial Officer and Secretary of the Company, to replace Marc Volpe, the Company’s initial Chief Financial Officer and Secretary, upon his resignation.

Prior to Mr. Ritacco’s appointment as the Company’s Chief Financial Officer, from February 2019 through August 2021, Mr. Ritacco served as the CFO for investment management clients of Ritacco Consulting LLC. From June 2015 through February 2019, he served as the Chief Operating Officer and Chief Financial Officer for Frontlight Capital LP, a global macro hedge fund manager that he helped launch. Prior to that, Mr. Ritacco was the Chief Financial Officer for Clough Capital Partners, L.P., a multi-billion-dollar global equity-focused investment management firm, where he served from January 2011 through May 2015. From April 2001 through January 2011, he was a Vice President and Associate at Wellington Management, where he provided operational support for their hedge fund platform. He was a Vice President and Director of Fund Accounting and Administration at PFPC (currently part of BNY Mellon) from August 1998 through March 2001. Mr. Ritacco began his career as an auditor in the financial services practice of PricewaterhouseCoopers LLP, where he provided audit and attestation services for investment management clients from August 1992 through July 1998. Mr. Ritacco received his BS in Accounting and Economics from Babson College, where he graduated in May 1992. He is a Certified Public Accountant, and a member of both the American Institute of CPAs and the Massachusetts Society of CPAs.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or the Nasdaq Stock Market (“Nasdaq”), we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Form 10-K and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, also may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the U.S. Securities and Exchange Commission (the “SEC”) which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the issued and outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until November 13, 2022 in order to be able to receive a pro rata share of the trust account.

Our initial stockholders and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, if we sought stockholder approval of a proposed transaction, we would need only 749,001 of our public shares (or approximately 2.6% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming that only a quorum was present at the meeting and that the initial stockholders do not purchase any additional shares of common stock in the after-market).

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

Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by November 13, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO and will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our amended and restated certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by November 13, 2022, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Management Operating and Investment Experience

We believe that our executive officers possess the experience, skills and contacts necessary to source, evaluate, and execute an attractive business combination. See the section titled Item 10. “Directors, Executive Officers, and Corporate Governance” for complete information on the experience of our officers and directors. Notwithstanding the foregoing, our officers and directors are not required to commit their full time to our affairs and will allocate their time to other businesses. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). The past successes of our executive officers and directors do not guarantee that we will successfully consummate an initial business combination.

As more fully discussed in Item 10. “Directors, Executive Officers, and Corporate Governance – Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Delaware law, prior to presenting such business combination opportunity to us. Most of our officers and directors currently have certain pre-existing fiduciary duties or contractual obligations.

Emerging Growth Company Status, Smaller Reporting Company and Other Information

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

Further, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our common stock held by nonaffiliates does not equal or exceed $250.0 million as of the prior June 30th, or (2) our annual revenues did not equal or exceed $100.0 million during such completed fiscal year and the market value of our common stock held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30th.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding public warrants and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Human Capital

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Form 10-K. However, below is (i) a summary list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations and (ii) updated risk factors that may cause actual results to differ materially from those anticipated. For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our IPO prospectus dated November 10, 2020. The risks below are not the only risks and uncertainties that we face. Additional risks and uncertainties that are presently unknown to us could also impair our business operations, financial condition or results:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the impact of COVID-19 pandemic;

●	economic disruptions resulting from war and other geopolitical tensions (such as the ongoing military conflict between Russia and Ukraine), terrorist activities and natural disasters;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	certain of our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results

●	the trust account not being subject to claims of third parties;

●	our ability to remediate the material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments;

●	our ability to continue as a going concern; or

●	our financial performance.

Additional Risk Factors

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

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Form 10-K are derivative liabilities related to embedded features contained within our private warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting during the year ended December 31, 2021 related to our accounting for complex financial instruments. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported in our Annual Report on Form 10-K/A for the period ended December 31, 2020 and the Quarterly Report on Form 10-Q/A for the period ended September 30, 2021, each filed with the SEC on February 7, 2022, our management and our Audit Committee concluded that it was appropriate to restate our previously issued financial statements as of, and for the period from August 10, 2020 (date of inception) to December 31, 2020, and for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.  In connection with the foregoing development and as a result of the restatements, we identified a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments.

To respond to this material weakness, we have, and continue to, devote significant effort and resources to the remediation and improvement of our internal control over financial reporting, see Item 9A. “Controls and Procedures” included herein.

Efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our common stock to decline. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

The restatement of our financial statements in May 2021 and February 2022 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

As a result of the restatement of our financial statements, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatements, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in the Company’s reported financial information and could subject the Company to civil or criminal penalties or shareholder litigation. The Company could face monetary judgments, penalties or other sanctions that could have a material adverse effect on the Company’s business, financial condition and results of operations and could cause its stock price to decline.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, we have determined that if the Company is unable to complete a business combination by November 13, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. In addition, escalating tensions between Russia and Ukraine and any continuing military incursion of Russia into Ukraine could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects us and our ability to consummate our initial business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 30 Colpitts Road, Weston, MA 02493. Our executive offices are provided to us by our sponsor. We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on Nasdaq under the symbol “NOACU” on November 11, 2020. The shares of common stock and public warrants comprising the units began separate trading on Nasdaq on January 29, 2021, under the symbols “NOAC” and “NOACW”, respectively.

Holders of Record

As of March 30, 2022, there was one holder of record of our units, seven holders of record of our common stock and one holder of record of public warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, public shares and public warrants are held of record by banks, brokers and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There was no sale of unregistered securities that has not been previously included in a Current Report on a Form 8-K. See also discussion of the sale by the Company of 6,800,000 private warrants below in “—Use if Proceeds.”

Use of Proceeds

On November 13, 2020, NOAC consummated its IPO of 23,000,000 units, each unit consisting of one share of common stock and one redeemable public warrant to purchase one-half of one share of common stock for $11.50. The closing included the full exercise of the underwriter’s over-allotment option. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000.

On November 13, 2020, simultaneously with the consummation of the IPO, we sold to our sponsor in a private placement 6,800,000 private warrants at a price of $1.00 per private warrant, generating total proceeds of $6,800,000. The private warrants are identical to the public warrants underlying the units sold in the IPO except that if held by our sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions including the common stock issuable upon exercise of the private warrants, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. If the private warrants are held by holders other than our sponsor or its affiliates and permitted transferees, the private warrants will be redeemable by the Company in all redemption scenarios and exercisable by holders on the same basis as the public warrants sold in the IPO.

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

For a description of the use of the proceeds generated in our IPO, see below Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 2021, (i) our sponsor transferred 20,000 founder shares to Mr. Ritacco in connection with appointment as Chief Financial Officer of the Company for a purchase price of approximately $0.003 per share and (ii) Mr. Marc Volpe, in connection with his resignation as Chief Financial Officer of the Company, transferred 12,500 founder shares to our sponsor for a purchase price of approximately $0.003 per share.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Form 10-K, and in the section titled, “Risk Factors” contained in our IPO prospectus dated November 10, 2020.

Overview

We are a blank check company incorporated on August 10, 2020 as a Delaware corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the private warrants, our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

We have neither engaged in any operations (other than searching for a business combination after our IPO) nor generated any revenues to date. Our only activities from August 10, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the IPO, described below. We have not and do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest earned on investments held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net income of $1,167,625, which consisted of formation and operational costs and transaction costs totaling $1,828,072 offset by interest and dividends earned on investments held in the trust account of $71,697. The net income also includes the decrease in fair value of the private warrants of $2,924,000.

For the period from August 10, 2020 (inception) through December 31, 2020, we had a net loss of $1,947,942, which consisted of formation and operational costs and transaction costs totaling $132,550 offset by interest earned on investments held in the Trust Account of $20,608. The net loss also includes the increase in fair value of the Private Warrants of $1,836,000.

Liquidity, Capital Resources and Going Concern

On November 13, 2020, we consummated the IPO of 23,000,000 units, inclusive of the underwriters’ election to fully exercise their option to purchase an additional 3,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 6,800,000 private warrants to our sponsor at a price of $1.00 per private warrant generating gross proceeds of $6,800,000.

Following the IPO, the full exercise of the over-allotment option by the underwriters and the sale of the private warrants, a total of $230,000,000 was placed in the trust account. We incurred $13,173,201 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $523,201 of other offering costs. Of these total transaction costs, $8,714 related to the issuance of the private warrants were charged to expense and the remaining $13,164,487 were charged to the initial carrying value of the temporary equity upon the completion of the IPO.

We have incurred and expect to incur additional significant costs in pursuit of our financing and acquisition plans including a business combination. In connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that these considerations taken together, the mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 13, 2022. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

For the year ended December 31, 2021, cash used in operating activities was $1,248,678. This amount is derived by reducing the net income of $1,167,625, by the non-cash increase in the fair value of the private warrants of $2,924,000, interest and dividends earned on investments held in the trust account of $71,697, and changes in operating assets and liabilities, which provided $579,394 of cash.

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

As of December 31, 2021 and 2020, we had cash and investments held in the trust account of $230,092,305 and $230,020,608, respectively. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our business combination. We may withdraw interest to pay taxes. During the year ended December 31, 2021 or the period ended December 31, 2020, we did not withdraw any interest or dividend income from the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had $152,487 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. These warrants would be identical to the private warrants.

We do not believe we will need to raise additional funds from non-affiliates in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and secretarial support services. We began incurring these fees on November 10, 2020 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and its liquidation.

The underwriters are entitled to a deferred fee of $0.35 per unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

Further, certain legal fees will become payable solely in the event that we successfully completes a business combination. The amount of such fees at December 31, 2021 was approximately $1.5 million. Due to the contingent nature of a business combination, and the uncertainty surrounding the successful completion of a business combination, this amount is not included in our balance sheet as of December 31, 2021 nor has it been included as an expense in the statement of operations for the year then ended.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies and estimates:

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the respective period. The Company has not considered the effect of warrants sold in the IPO and private placement to purchase 14,900,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issues Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations, or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 16 of this Report and is included herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021 because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the company’s balance sheet as of November 13, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2021, June 30, 2021 and March 31, 2021.

This Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has made changes in the Company internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9.C. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 31, 2022.

Name	Age	Position
Paresh Patel	51	President, Chief Executive Officer and Director
John Ritacco	51	Chief Financial Officer
Sebastiano Cossia Castiglioni	55	Chairman of the Board
Max H. Bazerman	66	Director
Jaspaul Singh	49	Director
Gene Baur	59	Director

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

John Ritacco. John has been our Chief Financial Officer and Secretary since September 2021, replacing Marc Volpe, our initial Chief Financial Officer and Secretary, upon his resignation. Prior to John’s appointment as the Company’s Chief Financial Officer, from February 2019 through August 2021, he served as the CFO for investment management clients of Ritacco Consulting LLC. From June 2015 through February 2019, John served as the Chief Operating Officer and Chief Financial Officer for Frontlight Capital LP, a global macro hedge fund manager that he helped launch. Prior to that, he was the Chief Financial Officer for Clough Capital Partners, L.P., a multi-billion-dollar global equity-focused investment management firm, where he served from January 2011 through May 2015. From April 2001 through January 2011, John was a Vice President and Associate at Wellington Management, where he provided operational support for their hedge fund platform. He was a Vice President and Director of Fund Accounting and Administration at PFPC (currently part of BNY Mellon) from August 1998 through March 2001. John began his career as an auditor in the financial services practice of PricewaterhouseCoopers LLP, where he provided audit and attestation services for investment management clients from August 1992 through July 1998. John received his BS in Accounting and Economics from Babson College, where he graduated in May 1992. He is a Certified Public Accountant, and a member of both the American Institute of CPAs and the Massachusetts Society of CPAs.

Sebastiano Cossia Castiglioni. Sebastiano is our co-founder and has been our chairman of the board since October 2020. He is an entrepreneur, activist, and advisor to businesses, governments, and nonprofits around the world. For many years, he has been an investor in a wide range of fields, from bioscience to food, from agriculture to technology. Directly or through his partnerships, Sebastiano is an investor in over 60 companies in the plant-based food and beverage sector. In December 2017, he founded a private investment fund, Dismatrix, and has served as its director ever since. In that same year, Sebastiano joined NRS New Reality Solutions, a convergent innovation platform leveraging bioscience and data science, as a Senior Advisor and an investor. In 2019, Sebastiano founded a private investment fund, Plantthesis, and has served as a general partner ever since. Since April 2019, he has also been an investorin the Blue Horizon Group, a leading worldwide investor in plant-based companies. Since October of the same year, he has served as the co-managing partner and director of Dismatrix Group, which focuses on venture capital and private equity investments across tech, consumer, and food revolutions, including alt-proteins. Sebastiano is also a co-owner and honorary chairman of Querciabella, a Tuscan organic, biodynamic, and vegan winery that has garnered international acclaim. He recently founded the gluten-free pasta brand Bontasana, and Skyrunner Foods, a revolutionary baby food company. A longtime animal rights activist, Sebastiano supports several global nonprofits working to end the exploitation of animals. He serves on the boards of Animal Outlook (since 2018) and the Culture & Animals Foundation (since 2018) as well as on the advisory boards of the Sea Shepherd Conservation Society (since 2008), Animal Equality (since 2019), the International Anti-Poaching Foundation (since 2020), and Project Coyote (since 2020). In 2020, Sebastiano founded the Plant-Based Empowerment Foundation, a nonprofit operating in rural Senegal that is dedicated to providing children and women access to education, healthcare, and nourishing plant-based food. Sebastiano served as advisor to Italian Prime Minister Matteo Renzi from 2014 to 2016.

Max H. Bazerman. Max is an independent director since November 2020, and has been a Jesse Isidor Straus Professor of Business Administration at the Harvard Business School since 2000. His recent books include Better, Not Perfect (2020), The Power of Experiments (2020, with Michael Luca), The Power of Noticing (2014), Judgment in Managerial Decision Making (2013, with Don Moore), and Blind Spots (2011, with Ann Tenbrunsel) and has published over 250 papers. Max has been at Harvard Business School since 2000, and before that was a Professor at the Kellogg Graduate School of Management at Northwestern University (1985-2000), and an Assistant Professor at the Sloan School of Management at MIT (1983-1985), the School of Management at Boston University (1981-1983), and the Business School at the University of Texas (1979-1980). Max received an honorary doctorate from the University of London, the Life Achievement Award from the Aspen Institute’s Business and Society Program, the Distinguished Educator Award from the Academy of Management, the Academy of Management Career Award for Scholarly Contributions to Management, and the Lifetime Achievement Award from the Organizational Behavior Division of the Academy of Management. His professional activities include projects with Abbott, Aetna, AIG, Alcar, Alcoa, Allstate, Ameritech, Amgen, Apax Partners, Asian Development Bank, AstraZeneca, AT&T, Aventis, BASF, Bayer, Becton Dickenson, Biogen, Boston Scientific, BP, Bristol-Myers Squibb, Business Week, Celtic Insurance, Chevron, Chicago Tribune, City of Chicago, among others. Max’s consulting, teaching, and lecturing includes work in 30 countries. Dr. Bazerman earned a BS from the Wharton School at the University of Pennsylvania, MS and Ph.D. from Carnegie-Mellon University.

Jaspaul Singh. Jaspaul is an independent director since November 2020, and has served as the Chairman and CEO of Interon Laboratories, a pre-clinical biotechnology company focused on novel therapeutics in neurobiology and immunology, since September 2020. Prior to Interon, from 2017 to 2020, Jaspaul was a private investor. From 2013 to 2017, Jaspaul was the Founder, Managing Partner, and Portfolio Manager of Fort Warren Capital Management, a Boston-based hedge fund that invests opportunistically long/short across the capital structure in complex, event-driven, distressed, and special situations. Previously, from 2007 to 2013, Jaspaul was Senior Investment Analyst at Regiment Capital Advisors, a credit hedge fund that was spun out of Harvard Management Company. While at Regiment, Jaspaul led investments in the basic industrials, paper/packaging, business services, specialty finance and selected healthcare and consumer sectors. Prior to Regiment, from 2002 to 2006, Jaspaul was a Senior Analyst at Hammerman Capital Management, a capital structure arbitrage fund. Jaspaul began his career as an Analyst in the Investment Banking Division of Goldman Sachs. Jaspaul is a member of the National Board of Advisors of the Sikh Coalition, a civil rights advocacy group. He is also a life member of the Council on Foreign Relations. Jaspaul received his MBA from Harvard University, an MPHIL from the University of Cambridge (UK), and a BA with Honors from the University of Pennsylvania, where he was a University Scholar.

Gene Baur. Gene is an independent director since November 2020, and has served as the President of Farm Sanctuary since 2002. Co-founded by Gene in 1986, Farm Sanctuary is an advocate for policies that support animal welfare, animal protection, and veganism. Since the mid-1980s, he has traveled extensively, campaigning to raise awareness about the abuses of industrialized factory farming and the system of cheap food production. Gene has published two books, Farm Sanctuary: Changing Hearts and Minds About Animals and Food (Simon and Schuster, 2008) and Living the Farm Sanctuary Life (Rodale, 2015), which he co-authored with Forks Over Knives author Gene Stone. Gene received his BA in Sociology from California State University, Northridge and an MA in Agricultural Economics from Cornell University.

Our directors and officers play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “—Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure stockholders that they will, in fact, be able to do so.

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

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The insider shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares or private warrants. Furthermore, our sponsor has agreed that the private warrants will not be sold or transferred by it until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure stockholders that any of the above mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

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

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Individual	Entity	Entity’s Business	Affiliation
Paresh Patel	Sandstone Investments	private investments	Owners and Manager

Sebastiano Cossia Castiglioni	Dismatrix	venture capital	Co-Managing Partner

	Plantthesis	venture capital	General Partner

Jaspaul Singh	Interon Laboratories	biotechnology	Chairman & CEO

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

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us and is posted on our website www.natorac.com. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Delinquent Section 16(a) Reports

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner, except that (i) each of our sponsor and Messrs. Paresh Patel, Sebastiano Cossia Castiglioni and John Ritacco filed a late Form 4 and (ii) John Ritacco filed a late form 3.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 31, 2022 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 31, 2022, we had 28,750,000 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 31, 2022.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Paresh Patel(2)(3)	6,153,500	21.4%
John Ritacco	20,000	*
Sebastiano Cossia Castiglioni(2)(4)	5,792,500	20.1%
Max. H. Bazerman	25,000	*
Jaspaul Singh	65,000	*
Gene Baur	25,000	*
All directors and executive officers as a group (six individuals)	6,438,500	22.4%
Holders of 5% of more of our Common Stock
Natural Order Sponsor LLC(2)	5,642,500	19.6%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Natural Order Acquisition Corp., 30 Colpitts Road, Weston, MA 02493.
(2)	Paresh Patel and Sebastiano Cossia Castiglioni are Managing Members of Natural Order Sponsor, LLC.
(3)	Consists of (i) 5,642,500 shares owned by Natural Order Sponsor, LLC; (ii) 11,000 shares owned by Mr. Patel’s children; and (iii) 500,000 shares owned by Mr. Patel’s wife.
(4)	Consists of (i) 5,642,500 shares owned by Natural Order Sponsor, LLC; and (ii) 150,000 shares owned by Vegan Capital SA, over which the Sebastiano Cossia Castiglioni shares dispositive power owned by Vegan Capital SA.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

In August 2020, Mr. Patel and Mr. Castiglioni and/or their respective affiliates purchased 7,187,500 shares of common stock for an aggregate purchase price of $25,000, which we refer to herein as “founder shares” or “insider shares.” Prior to the initial investment in our company of this $25,000, we had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued (resulting in a purchase price of approximately $0.003). Subsequently, an aggregate of 100,000 founder shares were transferred to officers and directors of the Company. On November 5, 2020, 1,437,500 founder shares were surrendered and cancelled, resulting in 5,750,000 shares of common stock being outstanding.

In September 2021, (i) our sponsor transferred 20,000 founder shares to Mr. Ritacco in connection with appointment as Chief Financial Officer of the Company for a purchase price of approximately $0.003 per share and (ii) Mr. Marc Volpe, in connection with his resignation as Chief Financial Officer of the Company, transferred 12,500 founder shares to our sponsor for a purchase price of approximately $0.003 per share.

Private Placement Warrants

On November 13, 2020, simultaneously with the consummation of the IPO, we sold to our sponsor in a private placement 6,800,000 private warrants at a price of $1.00 per private warrant, generating total proceeds of $6,800,000. The private warrants are identical to the warrants underlying the units sold in the IPO except that if held by our sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions including the common stock issuable upon exercise of the private warrants, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. If the private warrants are held by holders other than our sponsor or its affiliates and permitted transferees, the private warrants will be redeemable by the Company in all redemption scenarios and exercisable by holders on the same basis as the warrants sold in the IPO.

Related Party Loans

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

Registration Rights Agreement

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

Administrative Support Agreement

We entered into an agreement, commencing on November 10, 2020 through the earlier of the Company’s consummation of our initial business combination or its liquidation, to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that the Company lacks sufficient funds held outside the trust account to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination. The Company will cease to pay such fees upon the consummation of our initial business combination. For the year ended December 31, 2021, the Company incurred $120,000 in fees for these services.

Other

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

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Item 10. “Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The firm of WithumSmith+Brown, PC (“Withum”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2021, fees for our independent registered public accounting firm were approximately $105,010, for the services Withum performed in connection with our annual regulatory filings. For the period from August 10, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $70,555, for the services Withum performed in connection with our IPO and the audit of our December 31, 2020 financial statements included in this Form 10-K.

Audit-Related Fees. For the year ended December 31, 2021 and for the period from August 10, 2020 (inception through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2021, fees for our independent registered public accounting firm were approximately $12,000 for services relating to tax compliance, tax advice and tax planning. For the period from August 10, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above. For the period from August 10, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 10, 2020, by and between Registrant and Chardan Capital Markets, LLC, Barclays Capital Inc., as representatives of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2020)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the SEC on October 13, 2020)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the SEC on October 13, 2020)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the SEC on October 13, 2020)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the SEC on October 13, 2020)

4.4	Warrant Agreement, dated November 10, 2020 between Continental Stock Transfer & Trust Company and the Registrant

4.5	Description of the Registrant’s Securities

10.1	Letter Agreement, dated November 10, 2020, among the Registrant and its officers, directors and initial stockholders, including Natural Order Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 13, 2020)

10.2	Investment Management Trust Agreement, dated November 10, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 13, 2020)

10.3	Escrow Agreement, dated November 10, 2020 by and among the Registrant, Continental Stock Transfer & Trust Company LLC, as escrow agent, and the Registrant’s initial stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 13, 2020)

10.4	Registration Rights Agreement, dated November 10, 2020, among the Registrant and each of the initial stockholders of Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on November 13, 2020)

10.5	A Subscription Agreement, dated November 10, 2020, between the Registrant and Natural Order Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on November 13, 2020)

10.6	Administrative Services Agreement, dated November 10, 2020, by and between the Registrant and Natural Order Sponsor LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on November 13, 2020)

10.7	Indemnity Agreement, dated November 10, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on November 13, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
+	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL ORDER ACQUISITION CORP.

Dated: March 31, 2022	By:	/s/ Paresh Patel
	Name:	Paresh Patel
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paresh Patel	President, Chief Executive Officer and Director	March 31, 2022
Paresh Patel	(Principal Executive Officer)

/s/ John Ritacco	Chief Financial Officer and Secretary	March 31, 2022
John Ritacco	(Principal Accounting and Financial Officer)

/s/ Sebastiano Cossia Castiglioni	Chairman of the Board	March 31, 2022
Sebastiano Cossia Castiglioni

/s/ Jaspaul Singh	Director	March 31, 2022
Jaspaul Singh

/s/ Gene Baur	Director	March 31, 2022
Gene Baur

/s/ Max H. Bazerman	Director	March 31, 2022
Max H. Bazerman

NATURAL ORDER ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and December 31, 2020	F-3
Statements of Operations for the year ended December 31, 2021 and the period from August 10, 2020 (inception) to December 31, 2020	F-4
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2021 and the period from August 10, 2020 (inception) to December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and the period from August 10, 2020 (inception) to December 31, 2020	F-6
Notes to Financial Statements	F-7 to F-18

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Natural Order Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Natural Order Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and the period from August 10, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from August 10, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable raise additional funds to alleviate liquidity needs and complete a business combination by November 13, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 31, 2022

PCAOB ID Number 100

NATURAL ORDER ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$152,487	$1,401,165
Prepaid expenses	253,120	230,427
Total Current Assets	405,607	1,631,592

Cash and investments held in Trust Account	230,092,305	230,020,608
TOTAL ASSETS	$230,497,912	$231,652,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$655,716	$53,629
Total Current Liabilities	655,716	53,629

Warrant liability	2,856,000	5,780,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	11,561,716	13,883,629

Commitments and Contingencies

Common stock subject to possible redemption, 23,000,000 shares at $10.00 per share redemption value at December 31, 2021 and 2020	230,000,000	230,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,750,000 shares issued and outstanding at December 31, 2021 and 2020 (excluding 23,000,000 shares subject to possible redemption)	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,064,379)	(12,232,004)
Total Stockholders’ Deficit	(11,063,804)	(12,231,429)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$230,497,912	$231,652,200

The accompanying notes are an integral part of the financial statements.

NATURAL ORDER ACQUISITION CORP.

STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2021 AND THE PERIOD FROM AUGUST 10, 2020
(INCEPTION) THROUGH DECEMBER 31, 2020

	Year Ended	Period from August 10, 2020 (inception through
	December 31, 2021	December 31, 2020
General and administrative expenses	$1,828,072	$123,836
Loss from operations	1,828,072	123,836

Other income (expense):
Change in fair value of warrant liability	2,924,000	(1,836,000)
Interest earned on investments held in Trust Account	66,208	20,608
Transaction costs	-	(8,714)
Dividend income earned on investment held in Trust Account	5,489	-
Other income (expense)	2,995,697	(1,824,106)

Net income (loss)	$1,167,625	$(1,947,942)

Weighted average shares outstanding of common stock	28,750,000	12,916,667
Basic and diluted income (loss) per share, common stock	$0.04	$(0.15)

The accompanying notes are an integral part of the financial statements.

NATURAL ORDER ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2021 AND THE PERIOD FROM AUGUST 10, 2020
(INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	5,750,000	$575	$—	$(12,232,004)	$(12,231,429)

Net income (loss)	—	—	—	1,167,625	1,167,625

Balance – December 31, 2021	5,750,000	$575	$—	$(11,064,379)	$(11,063,804)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – August 10, 2020 (inception)	—	$—	$—	$—	$—

Sale of common stock to initial shareholders(1)	5,750,000	575	24,425	—	25,000

Excess of cash received over fair value of Private Warrants	—	—	2,856,000	—	2,856,000

Proceeds of issuance of unit allocated to Public Warrants			12,880,000		12,880,000

Accretion of common stock subject to possible redemption		—	(15,760,425)	(10,284,062)	(26,044,487)

Net income (loss)	—	—	—	(1,947,942)	(1,947,942)

Balance – December 31, 2020	5,750,000	$575	$—	$(12,232,004)	$(12,231,429)

(1)	The shares and the associated amounts have been retroactively restated to reflect the cancellation and surrender of 1,437,500 shares of common stock on November 5, 2020, resulting in an aggregate of 5,750,000 shares of common stock outstanding (see Note 5).

The accompanying notes are an integral part of the financial statements.

NATURAL ORDER ACQUISITION CORP.

STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2021 AND THE PERIOD FROM AUGUST 10, 2020
(INCEPTION) THROUGH DECEMBER 31, 2020

	Year Ended December 31, 2021	August 10, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$1,167,625	$(1,947,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(66,208)	(20,608)
Dividend earned on investments held in Trust Account	(5,489)	-
Change in fair value of warrant liability	(2,924,000)	1,836,000
Transaction costs	-	8,714
Changes in operating assets and liabilities:
Prepaid expenses	(22,693)	(230,427)
Accrued expenses	602,087	53,629
Net cash used in operating activities	(1,248,678)	(300,634)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(230,000,000)
Net cash provided by financing activities	-	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to Sponsor	-	25,000
Proceeds from sale of Units, net of underwriting discounts paid of $4,600,000		225,400,000
Proceeds from sale of Private Warrants		6,800,000
Borrowings under promissory note – related party		200,000
Repayment of promissory note – related party		(200,000)
Payment of offering costs		(523,201)
Net cash provided by financing activities	-	231,701,799

Net Change in Cash	(1,248,678)	1,401,165
Cash – Beginning of period	1,401,165	-
Cash – End of period	$152,487	$1,401,165

Non-Cash Investing and Financing Activities:
Initial classification of warrant liability	$-	$3,944,000
Deferred underwriting fee payable	$-	$8,050,000

The accompanying notes are an integral part of the financial statements.

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from August 10, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”) and expenses incurred in relation to the pursuit of a business combination, which are described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective on November 10, 2020. On November 13, 2020 the Company consummated the IPO of 23,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000 which is described in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 6,800,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to Natural Order Sponsor LLC (the “Sponsor”), generating gross proceeds of $6,800,000, which is described in Note 4.

Transaction costs amounted to $13,173,201, consisting of $4,600,000 in cash underwriting fees, $8,050,000 of deferred underwriting fees and $523,201 of other offering costs. Of these total transaction costs, $8,714 related to the issuance of the Private Warrants and were charged to expense and the remaining $13,164,487 were charged to the initial carrying value of the temporary equity upon the completion of the IPO.

Following the closing of the IPO on November 13, 2020, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds held in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “Initial Stockholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, in order for a public stockholder to have his shares redeemed for cash in connection with any proposed Business Combination, that public stockholder must vote either in favor of or against a proposed Business Combination. If a public stockholder fails to vote in favor of or against a proposed Business Combination, whether that stockholder abstains from the vote or simply does not vote, that stockholder would not be able to have his shares of Common Stock so redeemed to cash in connection with such Business Combination.

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Initial Stockholders have agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Initial Stockholders will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Initial Stockholders will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of December 31, 2021 the Company had cash on hand of approximately $150,000 not held in the Trust account and available for working capital needs, and a working capital deficit of approximately $250,000. The Company has incurred and will continue to incur significant costs in pursuing its goals. The Company will need to raise further additional capital through loans or additional investments from the Company’s Sponsor, officers or directors who may, but are not obligated to, loan the Company funds from time to time in their sole discretion, in order to meet the Company’s working capital needs. In January 2022 the Sponsor made a working capital loan to the Company of $150,000 to support the Company’s ability to meet its ongoing payment obligations. (Note 10)

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 13, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution and the working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 13, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate a business combination by November 13, 2022.

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Marketable Securities Held in Trust Account

At December 31, 2021 substantially all of the assets held in the Trust Account were held in money market funds. As of December 31, 2020 substantially all of the assets held in the Trust Account held in treasury securities.

The Company values investments held in money market funds at the NAV of $1.00 per share.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption, if any, in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

At December 31, 2021 and 2020, the common stock reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,880,000)
Common stock issuance costs	(13,164,487)
Plus:
Accretion of carrying value to redemption value	26,044,487
Common stock subject to possible redemption	$230,000,000

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the IPO that are directly related to the IPO. These costs were charged to additional paid-in capital upon completion of the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the public shares were charged to the initial carrying value of the temporary equity upon completion of the IPO.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the respective period. The Company has not considered the effect of warrants sold in the IPO and private placement to purchase 14,900,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from August 10, 2020 (inception) through December 31, 2020 and for the periods ended December 31, 2021 and 2020. Accretion associated with the shares of redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts) for the period from August 10, 2020 (inception) through December 31, 2020 and the year ended December 31, 2021:

	Year Ended December 31, 2021	August 10, 2020 (inception) through December 31, 2020
Common stock
Numerator: earnings allocable to common stock
Net gain (loss)	$1,167,625	$(1,947,942)
Denominator: weighted average shares, common stock
Common stock, basic and diluted	28,750,000	12,916,667
Earnings/basic and diluted common stock	$0.04	$(0.15)

As of December 31, 2021 and 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. See Note 9 for further discussion of the methodology used to determine the fair value of warrants classified as liability-classified instruments.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issues Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations, or cash flows.

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one-half share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 6,800,000 Private Warrants at a price of $1.00 per Private Warrant ($6,800,000). Each Private Warrant is exercisable to purchase one-half share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Warrants were added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Warrants will be exercisable for cash (even if a registration statement covering the issuance of the common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option and will not be redeemable by the Company, in each case so long as they are held by the initial purchasers or their affiliates.

NOTE 5 — RELATED PARTIES

Founder Shares

In August 2020, the Company issued an aggregate of 7,187,500 shares of common stock to the Initial Stockholders (the “Founder Shares”) for an aggregate purchase price of $25,000. In October 2020, the Sponsor transferred 100,000 Founder Shares to certain officers and each director. On November 5, 2020, the Sponsor effected a cancellation and surrender of 1,437,500 Founder Shares to the Company for no consideration, resulting in a decrease in the number of shares of common stock outstanding from 7,187,500 to 5,750,000 shares. The Founder Shares included an aggregate of 750,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal approximately 20% of the Company’s issued and outstanding common stock after the IPO. As a result of the underwriters’ election to fully exercise their over-allotment option, 750,000 Founder Shares were no longer subject to forfeiture.

In September 2021, (i) the Sponsor transferred 20,000 Founder Shares to Mr. Ritacco in connection with his appointment as Chief Financial Officer of the Company for a purchase price of approximately $0.003 per share and (ii) Mr. Marc Volpe, in connection with his resignation as Chief Financial Officer of the Company, transferred 12,500 Founder Shares to the Sponsor for a purchase price of approximately $0.003 per share.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on November 10, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of a Business Combination. The Company will cease to pay such fees upon the consummation of a Business Combination. For the year ended December 31, 2021 and for the period from August 10, 2020 (inception) through December 31, 2020, the Company incurred $120,000 and $20,000, respectively, in fees for these services of which $10,000 is included in accrued expenses in the accompanying balance sheets as of December 31, 2021 and 2020.

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Promissory Notes — Related Party

In August 2020, the Company entered into unsecured promissory notes (the “Promissory Notes”) with affiliates of the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. The Promissory Notes were non-interest bearing and payable on the earlier of (i) the completion of the IPO or (ii) the date on which the Company determined not to conduct the IPO. The outstanding balance under the Promissory Note of $200,000 was repaid at the closing of the IPO on November 13, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or an affiliate of the Initial Stockholders, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At December 31, 2021 and 2020, no amounts were outstanding under the Working Capital Loans.

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

Legal Fees

Certain legal fees will become payable solely in the event that the Company successfully completes a Business Combination. The amount of such fees at December 31, 2021 was approximately $1.5 million. Due to the contingent nature of the payment, and the uncertainty surrounding the successful completion of a Business Combination, this amount is not included in the balance sheet as of December 31, 2021 nor has it been included as an expense in the Statement of Operations for the year then ended.

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued and outstanding.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 5,750,000 shares of common stock issued and outstanding, excluding 23,000,000 shares of common stock subject to possible redemption.

Public Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) one year from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

DECEMBER 31, 2021

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

NOTE 8 — INCOME TAXES

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2021 and 2020.

The income tax provision consists of the following:

	For the year ended December 31, 2021	For the period from August 10, 2020 (inception) through December 31, 2020
Federal
Current	$—	$
Deferred	(368,839)		(21,678)

State and Local
Current	—		—
Deferred	—		—

Change in valuation allowance	368,839		21,678

Income tax provision	$—		$—

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset (liability)
Net operating loss carryforward	$28,615	1,671
Startup/Organization Expenses	361,902	20,007
Business combination expenses	-	-
Total deferred tax assets	390,517	21,678
Valuation Allowance	(390,517)	(21,678)
Deferred tax asset (liability), net of allowance	$-	-

As of December 31, 2021 and 2020, the Company had approximately $136,000 and $8,000, respectively of U.S. federal net operating loss carryovers available to offset future taxable income.

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from August 10, 2020 (inception) through December 31, 2020 and the year ended December 31, 2021, the change in the valuation allowance was $21,678 and $368,839, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

December 31,
2021

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of derivative warrant liabilities	(52.6)%
Change in valuation allowance	31.6%
Income tax provision	0.0%

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31,
2020

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of derivative warrant liabilities	(19.9)%
Change in valuation allowance	(1.1)%
Income tax provision	0.0%

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

At December 31, 2021 and 2020, assets held in the Trust Account were comprised of money market funds and U.S. treasury securities, respectively. During the year ended December 31, 2021 and the period ended December 31, 2020, the Company did not withdraw any interest or dividend income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair value of securities at December 31, 2021 are as follows:

	Security	Level	Fair Value
Assets	Money market funds	1	$230,092,305
Liabilities	Private warrants	3	$2,856,000

NATURAL ORDER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 were as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
Assets	U.S. Treasury Securities (matured on 2/11/2021)(1)	1	$230,019,766	$3,451	$230,023,217
Liabilities	Private warrants	3			$5,780,000

(1)	At maturity on February 11, 2021, proceeds were invested in additional U.S. Treasury Securities with a maturity date of June 10, 2021.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers during the period ended December 31, 2020 or the year ended December 31, 2021.

The Private Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Initial Measurement and Subsequent Measurement

The Company established the initial fair value for the Warrants on November 13, 2020, the date of the closing of the IPO, and subsequent fair value as of December 31, 2021. The Private Warrants are measured at fair value on a recurring basis, using a Black-Scholes Model (the “B-S Model”). The Company allocated the proceeds received from the sale of Private Warrants to the Private Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to common stock subject to possible redemption. The Private Warrants were classified as Level 3 at the initial measurement date and as of December 31, 2021 due to the use of unobservable inputs. The key inputs into the B-S Model for the Private Warrants were as follows:

	December 31, 2021	December 31, 2020
Risk-free interest rate	1.31%	0.49%
Expected term (years)	5	5
Expected volatility	13%	22%
Exercise price	$11.50	$11.50
Stock price	$9.82	$10.03
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liability:

Warrant Liability
Warrant liability on August 10, 2020	$-
Issuance of Private Warrants	3,944,000
Change in fair value of warrant liability	1,836,000
Fair value as of December 31, 2020	5,780,000
Change in fair value of warrant liability	(2,924,000)
Fair value as of December 31, 2021	$2,856,000

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

In January 2022, the Sponsor made a working capital loan to the Company of $150,000 to support the Company’s ability to meet its ongoing payment obligations.