Form 10-Q
period 2022-03-31
Natural Order Acquisition Corp.
filed 2022-05-13
CIK 1824888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, 28,750,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATURAL ORDER ACQUISITION CORP.

NATURAL ORDER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash	$74,562	$152,487
Prepaid expenses	235,958	253,120
Total Current Assets	310,520	405,607

Cash and investments held in Trust Account	230,114,469	230,092,305
TOTAL ASSETS	$230,424,989	$230,497,912

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$541,285	$655,716
Working Capital Loan from Sponsor	150,000	—
Total Current Liabilities	691,285	655,716

Warrant liability	1,088,000	2,856,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	9,829,285	11,561,716

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value: 23,000,000 and 23,000,000 shares issues and outstanding at $10.00 per share at redemption value at March 31, 2022 and December 31, 2021, respectively	230,000,000	230,000,000

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,750,000 and 5,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,404,871)	(11,064,379)
Total Stockholders’ Equity (Deficit)	(9,404,296)	(11,063,804)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$230,424,989	$230,497,912

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
General and administrative expenses	$220,656	$232,412
Income (Loss) from operations	(220,656)	(232,412)

Other income:
Change in fair value of warrant liability	1,768,000	68,000
Interest earned on investments held in Trust Account	109,432	29,970
Dividend income earned on investment held in Trust Account	2,732	—
Other income	1,880,164	97,970

Net income (loss)	$1,659,508	$(134,442)

Weighted average shares outstanding of common stock	28,750,000	28,750,000
Basic and diluted income per share, common stock	$0.06	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2022	5,750,000	$575	$-	$(11,064,379)	$(11,063,804)

Net income (loss)	-	-	-	1,659,508	1,659,508

Balance – March 31, 2022	5,750,000	$575	$-	$(9,404,871)	$(9,404,296)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	5,750,000	$575	$-	$(12,232,004)	$(12,231,429)

Net income (loss)	-	-	-	(134,442)	(134,442)

Balance – March 31, 2021	5,750,000	$575	$-	$(12,366,446)	$(12,365,871)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$1,659,508	$(134,442)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(109,432)	(29,970)
Dividend earned on investments held in Trust Account	(2,732)	-
Change in fair value of warrants	(1,768,000)	(68,000)
Changes in operating assets and liabilities:
Prepaid expenses	17,162	12,372
Accrued expenses	(114,431)	47,729
Net cash used in operating activities	(317,925)	(172,311)

Cash Flows from Investing Activities:
Distribution from Trust Account (1)	90,000	-
Net cash provided by investing activities	90,000	-

Cash Flows from Financing Activities:
Proceeds from Working Capital Loan – related party	150,000	-
Net cash provided by financing activities	150,000	-

Net Change in Cash	(77,925)	(172,311)
Cash – Beginning of period	152,487	1,401,165
Cash – End of period	$74,562	$1,228,854

Non-Cash Investing and Financing Activities:
	$-	$-

(1) – Used for the payment of Delaware Franchise tax.

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the three months ended March 31, 2022 and 2021 relates to the Company’s expenses incurred in relation to the pursuit of a business combination, which are described below. The Company has not and will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on November 10, 2020. On November 13, 2020, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000 which is described in Note 3.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

MARCH 31, 2022

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

Going Concern

As of March 31, 2022 the Company had cash on hand of approximately $75,000 not held in the Trust account and available for working capital needs, and a working capital deficit of approximately $381,000. The Company has incurred and will continue to incur significant costs in pursuing its goals. The Company will need to raise additional capital through loans or additional investments from the Company’s Sponsor, officers or directors who may, but are not obligated to, loan the Company funds from time to time in their sole discretion, in order to meet the Company’s working capital needs.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $74,562 and $152,487 in cash as of March 31, 202 and December 31, 2021, respectively. The Company did not have any cash equivalents as of March 31, 2022 or December 31, 2021.

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

Investments Held in Trust Account

At March 31, 2022 substantially all of the assets held in the Trust Account were held in U.S. treasury securities. At December 31, 2021, substantially all of the assets held in the Trust Account were held in a money market fund.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption, if any, in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Common stock issued in the IPO features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At March 31, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheet is reconciled in the following table:

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had deferred tax assets of approximately $413,300 and $390,517, respectively, which had full valuation allowances recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata among all shares of common stock. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the respective period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 14,900,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

As of March 31, 2022 and 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. As of March 31, 2022 and December 31, 2021, the Public Warrants met all of the criteria for equity classification whereas the Private Warrants did not. See Note 9 for further discussion of the methodology used to determine the fair value of warrants classified as liability-classified instruments.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)(“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if- converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2023 for smaller reporting companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has not adopted the standard and Management is evaluating its potential impact. The adoption of ASU 2020-06 is not expected to have a material impact on the financial statements. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

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

MARCH 31, 2022

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

Administrative Support Agreement

The Company entered into an agreement, commencing on November 10, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of a Business Combination. The Company will cease to pay such fees upon the consummation of a Business Combination. For the three months ended March 31, 2022, the Company incurred $30,000 in fees for these services of which $20,000 is included in accrued expenses in the accompanying condensed balance sheet. For the year ended December 31, 2021, amounts accrued under this agreement were equal to $120,000 of which $10,000 was included in accrued expenses in the accompanying condensed balance sheet.

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Working Capital Loans from Sponsor

In order to fund the Company’s working capital requirements, the Initial Stockholders, or an affiliate of the Initial Stockholders, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At March 31, 2022 and December 31, 2021, $150,000 and $0, respectively, were outstanding under the Working Capital Loans. In April 2022, the Sponsor made additional Working Capital Loans to the Company of $50,000.

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

Legal Fees

Certain legal fees will become payable solely in the event that the Company successfully completes a Business Combination. The amount of such fees at March 31, 2022 was approximately $1.8 million. Due to the contingent nature of the payment, and the uncertainty surrounding the successful completion of a Business Combination, this amount is not included in the condensed balance sheet as of March 31, 2022 and December 31, 2021 nor has it been included as an expense in the Statement of Operations for the periods then ended.

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. There were 5,750,000 and 5,750,000 shares of common stock issued and outstanding, as well as 23,000,000 and 23,000,000 shares of common stock classified as subject to possible redemption, as of March 31, 2022 and December 31, 2021, respectively.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 9 - WARRANTS

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

MARCH 31, 2022

(Unaudited)

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

At March 31, 2022 assets held in the Trust Account were comprised of $1,181 in cash and $230,113,288 in U.S. Treasury securities. At December 31, 2021, assets held in the Trust Account were comprised of $230,092,305 in a money market fund. During the three months ended March 31, 2022 the Company withdrew $90,000 of interest income from the Trust Account in order to satisfy tax obligations related to the earnings of the Trust Account. During the three months ended March 31, 2021, the Company did not withdraw any interest or dividend income from the Trust Account.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of securities at March 31, 2022 are as follows:

		March 31, 2022
	Held -To-Maturity Security	Level	Amortized Cost	Gross Holding Gain	Fair Value
Assets	U.S. Treasury Securities (matures 5/19/2022)	1	$230,113,288	$35,227	$230,148,515

		March 31, 2022
	Security	Level	Fair Value
Liabilities	Private Warrants	3	$1,088,000

The fair value of securities at December 31, 2021 are as follows:

		December 31, 2021
	Security	Level	Fair Value
Assets	Money market funds	1	$230,092,305
Liabilities	Private warrants	3	$2,856,000

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Fair Value Measurement

The Private Warrants are measured at fair value on a recurring basis, using a Black-Scholes Model and are considered Level 3 liabilities with inherent uncertainties involved. If factors or assumptions change, the estimated fair values could be materially different. The key inputs into the Black-Scholes Model for the Private Warrants were as follows:

	March 31, 2022	December 31, 2021
Risk-free interest rate	2.42%	1.31%
Expected term (years)	5	5
Expected volatility	4.6%	13.0%
Exercise price	$11.50	$11.50
Stock price	$9.83	$9.82
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liability:

Warrant Liability
Fair value as of January 1, 2022	$2,856,000
Change in fair value of warrant liability	(1,768,000)
Fair value as of March 31, 2022	$1,088,000

Warrant Liability
Fair value as of January 1, 2021	$5,780,000
Change in fair value of warrant liability	(68,000)
Fair value as of March 31, 2021	$5,712,000

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements other than as noted below.

In April 2022, the Sponsor made additional Working Capital Loans to the Company of $50,000.

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

The outbreak of the COVID-19 coronavirus and the conflict between Russia and Ukraine has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 or the Russia/Ukraine conflict affects their business operations. The extent to which COVID-19 or the Russia/Ukraine conflict impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, the impact of any sanctions enacted in response to the Russia/Ukraine conflict, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limiting our ability to conduct meetings to negotiate and consummate transactions in a timely manner with potential investors, target company’s personnel, or vendors and services providers.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure stockholders that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for our initial public offering (the “IPO”), and, after our IPO, searching for a target business to acquire, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on investment securities held since the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2022 and 2021, we had net income of $1,659,508 and net loss of $134,442, respectively, which consisted of general and administrative expenses of $220,656 and $232,412, respectively, offset by interest and dividends earned on investments held in the Trust Account of $112,164 and $29,970, respectively, and a decrease in the fair value of the Private Warrants of $1,768,000 and $68,000, respectively.

Liquidity and Capital Resources; Going Concern

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

Following the IPO, the full exercise of the over-allotment option, and the sale of the Private Warrants, a total of $230,000,000 was placed in the Trust Account, and we had $1,726,624 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes.

Transaction costs amounted to $13,173,201, consisting of $4,600,000 in cash underwriting fees, $8,050,000 of deferred underwriting fees and $523,201 of other offering costs. Of these total transaction costs, $8,714 related to the issuance of the Private Warrants and were charged to expense and the remaining $13,164,487 were charged to temporary equity.

For the quarter ended March 31, 2022, cash used in operating activities was $317,925. Net income of $1,659,508 was affected by interest and dividends earned on investment securities held in the Trust Account of $112,164 and a non-cash increase in the fair value of warrant liabilities of $1,768,000. Changes in operating assets and liabilities used $97,269 of cash for operating activities.

For the quarter ended March 31, 2021, cash used in operating activities was $172,311. Net loss of $134,442 was affected by interest earned on investment securities held in the Trust Account of $29,970 and a non-cash increase in the fair value of warrant liabilities of $68,000. Changes in operating assets and liabilities provided $60,101 of cash for operating activities.

As of March 31, 2022, we had investments held in the Trust Account of $230,114,469. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2022, we had $74,562 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below, an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial, and administrative and support services. We began incurring these fees on November 10, 2020 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation.

The underwriters from our IPO are entitled to a deferred fee of $0.35 per share, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from our IPO from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Further, certain legal fees will become payable solely in the event that we successfully completes a business combination. The amount of such fees at March 31, 2022 was approximately $1.8 million. Due to the contingent nature of a business combination, and the uncertainty surrounding the successful completion of a business combination, this amount is not included in our condensed balance sheet as of March 31, 2022 nor has it been included as an expense in the statement of operations for the period then ended.

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

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata among all shares of common stock. Net income (loss) per share of stock is calculated by dividing the net income (loss) by the weighted average number of shares of commons stock outstanding for the respective period. The Company has not considered the effect of warrants sold in the IPO and private placement to purchase 14,900,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

As of March 31, 2022, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if- converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2023 for smaller reporting companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has not implemented the standard and Management is evaluating its potential impact. The adoption of ASU 2020-06 is not expected have a material impact on the financial statements. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in relating to certain complex features of financial instruments and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of March 31, 2022.

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.  Except as set forth below, as of the date of this Form 10-Q, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus dated November 10, 2020 and our Form 10-K for the year ended December 31, 2021, filed on March 31, 2022.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposes Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules, may materially adversely affect our ability to negotiate and complete our business combination and may increase the costs and time related thereto.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation:

●	restrictions on the nature of our investments,
●	restrictions on the issuance of securities, and
●	restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including, without limitation:

●	registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure);
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

The 2022 Proposed Rules under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account have been invested only in “U.S. government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. Nevertheless, we do not currently have an agreement in place with a target for a business combination and may not be able complete a business combination within the safe harbor period of the 2022 Proposed Rules. In that case, we would not be able to rely on the safe harbor (should it be adopted) and instead would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we are unable to complete our business combination within the Combination Period, we will redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, subject to certain adjustments, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon such redemption.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective as of January 28 2022 and April 22, 2022, the Company issued unsecured promissory notes (the “Notes”) in the amount of $150,000 and $50,000, respectively, to our Sponsor, in consideration for loans from the Sponsor to fund the Company’s working capital requirements. The Notes are convertible at the Sponsor’s election upon the consummation of a Business Combination. Upon such election, the Notes will convert, at a price of $1.00 per note, into warrants identical to the Private Warrants. The Notes bear no interest and are payable in full upon the earlier to occur of the consummation of a Business Combination or the winding up of the Company. The issuance of the Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

The information from “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of Part II of this Form 10-Q is incorporated by reference. This disclosure is provided in this Part II, Item 5 of Form 10-Q in lieu of disclosure under Item 2.03 of Form 8-K.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Promissory Note, effective as of January 28, 2022, issued in favor of Natural Order Sponsor LLC
10.2	Promissory Note, effective as of April 22, 2022, issued in favor of Natural Order Sponsor LLC
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XRBL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 13, 2022	NATURAL ORDER ACQUISITION CORP.

	By:	/s/ Paresh Patel
	Name:	Paresh Patel
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ John Ritacco
	Name:	John Ritacco
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)