Form 10-Q
period 2022-06-30
Natural Order Acquisition Corp.
filed 2022-08-11
CIK 1824888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to________________

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

As of August 11, 2022, 28,750,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATURAL ORDER ACQUISITION CORP.

NATURAL ORDER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash	$43,104	$152,487
Prepaid expenses	141,958	253,120
Dividend receivable	160,367	—
Total Current Assets	345,429	405,607

Cash and investments held in Trust Account	230,193,046	230,092,305
TOTAL ASSETS	$230,538,475	$230,497,912

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$527,746	$655,716
Working Capital Loan from Sponsor	350,000	—
Total Current Liabilities	877,746	655,716

Warrant liability	408,000	2,856,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	9,335,746	11,561,716

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value: 23,000,000 and 23,000,000 shares issues and outstanding at $10.00 per share at redemption value at June 30, 2022 and December 31, 2021, respectively	230,000,000	230,000,000

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,750,000 and 5,750,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,797,846)	(11,064,379)
Total Stockholders’ Equity (Deficit)	(8,797,271)	(11,063,804)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$230,538,475	$230,497,912

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
General and administrative expenses	$351,011	$277,706	$571,667	$510,118
Income (Loss) from operations	(351,011)	(277,706)	(571,667)	(510,118)

Other income:
Change in fair value of warrant liability	680,000	748,000	2,448,000	816,000
Interest earned on investments held in Trust Account	111,712	15,881	221,144	45,851
Dividend income earned on investments held in Trust Account	207,232	1,324	209,964	1,324
Other income	998,944	765,205	2,879,108	863,175

Net income (loss) before taxes	647,933	487,499	2,307,441	353,057

Income tax expense	(40,908)	-	(40,908)	-

Net income (loss)	$607,025	$487,499	$2,266,533	$353,057

Weighted average shares outstanding of common stock	28,750,000	28,750,000	28,750,000	28,750,000
Basic and diluted income per share, common stock	$0.02	$0.02	$0.08	$0.01

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2022	5,750,000	$575	$-	$(11,064,379)	$(11,063,804)

Net income (loss)	-	-	-	1,659,508	1,659,508

Balance – March 31, 2022	5,750,000	$575	$-	$(9,404,871)	$(9,404,296)

Net income (loss)	-	-	-	607,025	607,025

Balance – June 30, 2022	5,750,000	$575	$-	$(8,797,846)	$(8,797,271)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	5,750,000	$575	$-	$(12,232,004)	$(12,231,429)

Net income (loss)	-	-	-	(134,442)	(134,442)

Balance – March 31, 2021	5,750,000	$575	$-	$(12,366,446)	$(12,365,871)

Net income (loss)	-	-	-	487,499	487,499

Balance – June 30, 2021	5,750,000	$575	$-	$(11,878,947)	$(11,878,372)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,266,533	$353,057
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(221,144)	(45,851)
Dividend earned on investments held in Trust Account	(209,964)	-
Change in fair value of warrants	(2,448,000)	(816,000)
Changes in operating assets and liabilities:
Prepaid expenses	111,162	102,767
Dividend receivable	-	(1,324)
Accrued expenses	(127,970)	136,328
Net cash used in operating activities	(629,383)	(271,023)

Cash Flows from Investing Activities:
Distribution from Trust Account (1)	170,000	-
Net cash provided by investing activities	170,000	-

Cash Flows from Financing Activities:
Proceeds from Working Capital Loan – related party	350,000	-
Net cash provided by financing activities	350,000	-

Net Change in Cash	(109,383)	(271,023)
Cash – Beginning of period	152,487	1,401,165
Cash – End of period	$43,104	$1,130,142

(1) – Used for the payment of Delaware Franchise tax.

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the three and six months ended June 30, 2022 and 2021 relates to the Company’s expenses incurred in relation to the pursuit of a business combination, which are described below. The Company has not and will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2022

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

The Initial Stockholders have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination by the end of the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company has until November 13, 2022 (the “Combination Period”) to complete a Business Combination. If the Company has not consummated a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination by the end of the Combination Period.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by the end of the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination by the end of the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination by the end of the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Going Concern

As of June 30, 2022 the Company had cash on hand of approximately $43,000 not held in the Trust account and available for working capital needs, and a working capital deficit of approximately $633,000. The Company has incurred and will continue to incur significant costs in pursuing its goals. The Company will need to raise additional capital through loans or additional investments from the Company’s Sponsor, officers or directors who may, but are not obligated to, loan the Company funds from time to time in their sole discretion, in order to meet the Company’s working capital needs.

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

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements are the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $43,104 and $152,487 in cash as of June 30, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of June 30, 2022 or December 31, 2021.

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

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in a money market fund.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption, if any, in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Common stock issued in the IPO features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At June 30, 2022 and December 31, 2021, the common stock subject to redemption is reflected in the condensed balance sheets is reconciled in the following table:

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, the Company had deferred tax assets of approximately $460,942 and $390,517, respectively, which had full valuation allowances recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the six and three months ended June 30, 2022 and 2021, primarily due to changes in fair value of the warrant liability, which are not currently recognized in taxable income, non-deductible start-up costs, and the valuation allowance on the deferred tax assets.

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

As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

As of June 30, 2022 and 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. As of June 30, 2022 and December 31, 2021, the Public Warrants met all of the criteria for equity classification whereas the Private Warrants did not. See Note 9 for further discussion of the methodology used to determine the fair value of warrants classified as liability-classified instruments.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)(“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if- converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2023 for smaller reporting companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has not adopted the standard and Management is evaluating its potential impact. The adoption of ASU 2020-06 is not expected to have a material impact on the unaudited condensed financial statements. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's unaudited condensed financial statements.

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,800,000 Private Warrants at a price of $1.00 per Private Warrant for $6,800,000. Each Private Warrant is exercisable to purchase one-half share of common stock at a price of $11.50 per share, subject to the same adjustment mechanism that applies to the Public Warrants (see Note 7). The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination by the end of the Combination Period, the proceeds from the sale of the Private Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on November 10, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of a Business Combination. The Company will cease to pay such fees upon the consummation of a Business Combination. The Company incurred approximately $30,000 and $30,000 in administrative support expenses in the accompanying unaudited condensed statements of operations for the three months ended June 30, 2022 and 2021, respectively. The Company incurred approximately $60,000 and $60,000 in administrative support expenses in the accompanying unaudited condensed statements of operations for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company had $10,000 and $10,000 respectively, included in accrued expenses on the condensed balance sheets.

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Working Capital Loans from Sponsor

In order to fund the Company’s working capital requirements, the Initial Stockholders, or an affiliate of the Initial Stockholders, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At June 30, 2022 and December 31, 2021, $350,000 and $0, respectively, were outstanding under the Working Capital Loans.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Legal Fees

Certain legal fees will become payable solely in the event that the Company successfully completes a Business Combination. The amount of such fees at June 30, 2022 and December 31, 2021 was approximately $2.1 million and $1.5 million, respectively. Due to the contingent nature of the payment, and the uncertainty surrounding the successful completion of a Business Combination, this amount is not included in the condensed balance sheet as of June 30, 2022 and December 31, 2021 nor has it been included as an expense in the Statement of Operations for the periods then ended.

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. There were 5,750,000 and 5,750,000 shares of common stock issued and outstanding, as well as 23,000,000 and 23,000,000 shares of common stock classified as subject to possible redemption, as of June 30, 2022 and December 31, 2021, respectively.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of shares of common stock at a price below its exercise price. The Company has agreed to use its best efforts to have declared effective a prospectus relating to the common stock issuable upon exercise of the warrants and keep such prospectus current until the expiration of the warrants. However, if the Company does not maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants for cash and the Company will not be required to net cash settle or cash settle the warrant exercise. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. If the Company is unable to complete a Business Combination by the end of the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

JUNE 30, 2022

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

At June 30, 2022 assets held in the Trust Account were comprised of $230,193,046 in a money market fund. At December 31, 2021, assets held in the Trust Account were comprised of $230,092,305 in a money market fund. During the three and six months ended June 30, 2022 the Company withdrew $80,000 and $170,000, respectively of interest income from the Trust Account in order to satisfy tax obligations related to the earnings of the Trust Account. During the three and six months ended June 30, 2021, the Company did not withdraw any interest or dividend income from the Trust Account.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair value of securities at June 30, 2022 are as follows:

		June 30, 2022
	Security	Level	Fair Value
Assets	Money market funds	1	$230,193,046
Liabilities	Private warrants	3	$408,000

The fair value of securities at December 31, 2021 are as follows:

		December 31, 2021
	Security	Level	Fair Value
Assets	Money market funds	1	$230,092,305
Liabilities	Private warrants	3	$2,856,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers during the three and six months ended June 30, 2022 and 2021.

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

JUNE 30, 2022

(Unaudited)

Fair Value Measurement

The Private Warrants are measured at fair value on a recurring basis, using a Black-Scholes Model and are considered Level 3 liabilities with inherent uncertainties involved. If factors or assumptions change, the estimated fair values could be materially different. The key inputs into the Black-Scholes Model for the Private Warrants were as follows:

	June 30, 2022	December 31, 2021
Risk-free interest rate	3.01%	1.31%
Expected term (years)	5	5
Expected volatility	0.97%	13.0%
Exercise price	$11.50	$11.50
Stock price	$9.88	$9.82
Dividend yield	0.0%	0.0%

The following tables present the changes in the fair value of warrant liability for the three and six months ended June 30, 2022 and 2021:

Warrant Liability
Fair value as of January 1, 2022	$2,856,000
Change in fair value of warrant liability	(1,768,000)
Fair value as of March 31, 2022	1,088,000
Change in fair value of warrant liability	(680,000)
Fair value as of June 30, 2022	$408,000

Warrant Liability
Fair value as of January 1, 2021	$5,780,000
Change in fair value of warrant liability	(68,000)
Fair value as of March 31, 2021	5,712,000
Change in fair value of warrant liability	(748,000)
Fair value as of June 30, 2021	$4,964,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the three and six months ended June 30, 2022 and 2021.

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

The outbreak of the COVID-19 coronavirus and the military conflict between Russia and Ukraine , including related inflationary and supply chain issues, have adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 or the Russia/Ukraine military conflict affects their business operations. The extent to which COVID-19 or the Russia/Ukraine military conflict impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, the impact of any sanctions enacted in response to the Russia/Ukraine military conflict, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limiting our ability to conduct meetings to negotiate and consummate transactions in a timely manner with potential investors, target company’s personnel, or vendors and services providers.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure stockholders that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for our initial public offering (the “IPO”), and, after our IPO, searching for a target business to acquire, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on investment securities held since the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three and six months ended June 30, 2022, we had net income of $607,026 and $2,266,533, respectively, which consisted of general and administrative expenses of $351,011 and $571,667, respectively, offset by interest and dividends earned on investments held in the Trust Account of $318,944 and $431,108, respectively, a decrease in the fair value of the Private Warrants of $680,000 and $2,448,000, respectively, and income tax expense of $40,908 and $40,908, respectively.

For the three and six months ended June 30, 2021, we had net income of $487,499 and $353,057, respectively, which consisted of general and administrative expenses of $277,706 and $510,118, respectively, offset by interest and dividends earned on investments held in the Trust Account of $17,205 and $47,175, respectively, and a decrease in the fair value of the Private Warrants of $748,000 and $816,000, respectively.

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

For the six months ended June 30, 2022, cash used in operating activities was $629,383. Net income of $2,266,533 was affected by interest and dividends earned on investment securities held in the Trust Account of $431,108 and a non-cash decrease in the fair value of warrant liabilities of $2,448,000. Changes in operating assets and liabilities used $16,808 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $271,023. Net loss of $353,057 was affected by interest earned on investment securities held in the Trust Account of $45,851 and a non-cash decrease in the fair value of warrant liabilities of $816,000. Changes in operating assets and liabilities provided $237,771 of cash for operating activities.

As of June 30, 2022, we had investments held in the Trust Account of $230,193,046. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2022, we had $43,104 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Further, certain legal fees will become payable solely in the event that we successfully complete a business combination. The amount of such fees at June 30, 2022 was approximately $2.1 million. Due to the contingent nature of a business combination, and the uncertainty surrounding the successful completion of a business combination, this amount is not included in our condensed balance sheet as of June 30, 2022 nor has it been included as an expense in the statement of operations for the period then ended.

Critical Accounting Estimates and Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Common stock issued in the IPO features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

As of June 30, 2022, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if- converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2023 for smaller reporting companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has not implemented the standard and management is evaluating its potential impact. The adoption of ASU 2020-06 is not expected have a material impact on the unaudited condensed financial statements. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account have been invested only in “U.S. government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. Nevertheless, we do not currently have an agreement in place with a target for a business combination and may not be able complete a business combination within the safe harbor period of the 2022 Proposed Rules. In that case, we would not be able to rely on the safe harbor (should it be adopted) and instead would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we are unable to complete our business combination by the end of the Combination Period, we will redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, subject to certain adjustments, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon such redemption.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective as of January 28 2022, April 22, 2022, June 17, 2022, and June 30, 2022, the Company issued unsecured promissory notes (the “Notes”) in the amount of $150,000, $50,000, $100,000, and $50,000, respectively, to our Sponsor, in consideration for loans from the Sponsor to fund the Company’s working capital requirements. The Notes are convertible at the Sponsor’s election upon the consummation of a Business Combination. Upon such election, the Notes will convert, at a price of $1.00 per note, into warrants identical to the Private Warrants. The Notes bear no interest and are payable in full upon the earlier to occur of the consummation of a Business Combination or the winding up of the Company. The issuance of the Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

The information from “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of Part II of this Form 10-Q is incorporated by reference. This disclosure is provided in this Part II, Item 5 of Form 10-Q in lieu of disclosure under Item 2.03 of Form 8-K.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Promissory Note, effective as of June 17, 2022, issued in favor of Natural Order Sponsor LLC
10.2	Promissory Note, effective as of June 30, 2022, issued in favor of Natural Order Sponsor LLC
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XRBL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 11, 2022	NATURAL ORDER ACQUISITION CORP.

	By:	/s/ Paresh Patel
	Name:	Paresh Patel
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ John Ritacco
	Name:	John Ritacco
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)