Form 10-Q
period 2022-09-30
Natural Order Acquisition Corp.
filed 2022-11-14
CIK 1824888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, 28,750,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATURAL ORDER ACQUISITION CORP.

NATURAL ORDER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash	$8,641	$152,487
Prepaid expenses	47,958	253,120
Dividend receivable	426,433	—
Total Current Assets	483,032	405,607

Investments held in Trust Account	230,682,837	230,092,305
TOTAL ASSETS	$231,165,869	$230,497,912

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$499,494	$655,716
Working Capital Loan from Sponsor	375,000	—
Total Current Liabilities	874,494	655,716

Warrant liability	68,000	2,856,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	8,992,494	11,561,716

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value: 23,000,000 and 23,000,000 shares issued and outstanding at $10.00 per share at redemption value at September 30, 2022 and December 31, 2021, respectively	230,000,000	230,000,000

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,750,000 and 5,750,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,827,200)	(11,064,379)
Total Stockholders’ Equity (Deficit)	(7,826,625)	(11,063,804)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$231,165,869	$230,497,912

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
General and administrative expenses	$199,761	$212,297	$771,429	$722,416
Income (Loss) from operations	(199,761)	(212,297)	(771,429)	(722,416)

Other income:
Change in fair value of warrant liability	340,000	1,428,000	2,788,000	2,244,000
Interest earned on investments held in Trust Account	-	6,713	221,144	52,564
Dividend income earned on investments held in Trust Account	1,037,857	3,971	1,247,821	5,296
Other income	1,377,857	1,438,684	4,256,965	2,301,860

Net income (loss) before taxes	1,178,096	1,226,387	3,485,536	1,579,444

Income tax expense	(207,450)	-	(248,357)	-

Net income (loss)	$970,646	$1,226,387	$3,237,179	$1,579,444

Weighted average shares outstanding of common stock	28,750,000	28,750,000	28,750,000	28,750,000
Basic and diluted income per share, common stock	$0.03	$0.04	$0.11	$0.05

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2022	5,750,000	$575	$-	$(11,064,379)	$(11,063,804)

Net income (loss)	-	-	-	1,659,508	1,659,508

Balance – March 31, 2022	5,750,000	$575	$-	$(9,404,871)	$(9,404,296)

Net income (loss)	-	-	-	607,025	607,025

Balance – June 30, 2022	5,750,000	$575	$-	$(8,797,846)	$(8,797,271)

Net income (loss)	-	-	-	970,646	970,646

Balance – September 30, 2022	5,750,000	$575	$-	$(7,827,200)	$(7,826,625)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	5,750,000	$575	$-	$(12,232,004)	$(12,231,429)

Net income (loss)	-	-	-	(134,442)	(134,442)

Balance – March 31, 2021	5,750,000	$575	$-	$(12,366,446)	$(12,365,871)

Net income (loss)	-	-	-	487,499	487,499

Balance – June 30, 2021	5,750,000	$575	$-	$(11,878,947)	$(11,878,372)

Net income (loss)	-	-	-	1,226,387	1,226,387

Balance – September 30, 2021	5,750,000	$575	$-	$(10,652,560)	$(10,651,985)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$3,237,179	$1,579,444
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(221,144)	(52,564)
Dividend earned on investments held in Trust Account	(1,247,821)	(5,295)
Change in fair value of warrants	(2,788,000)	(2,244,000)
Changes in operating assets and liabilities:
Prepaid expenses	205,162	189,010
Dividend receivable	-	-
Accrued expenses	(156,222)	142,327
Net cash used in operating activities	(970,846)	(391,078)

Cash Flows from Investing Activities:
Distribution from Trust Account (1)	452,000	-
Net cash provided by investing activities	452,000	-

Cash Flows from Financing Activities:
Proceeds from Working Capital Loan – related party	375,000	-
Net cash provided by financing activities	375,000	-

Net Change in Cash	(143,847)	(391,078)
Cash – Beginning of period	152,487	1,401,165
Cash – End of period	$8,641	$1,010,087

(1) – Used for the payment of Delaware Franchise tax and federal income tax.

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the three and nine months ended September 30, 2022 and 2021 related to the Company’s expenses incurred in relation to the pursuit of a business combination, which are described below. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on November 10, 2020. On November 13, 2020, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), including the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000 which is described in Note 3.

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

The Company has until November 13, 2022 (the “Combination Period”) to complete a Business Combination. As described in Note 10 below, we will be unable to consummate a Business Combination by the end of the Combination Period, and we intend to dissolve and liquidate in accordance with the terms of our Amended and Restated Certificate of Incorporation. The Company plans to (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares (but not Public Shares acquired in or after the Initial Public Offering) if the Company fails to complete a Business Combination by the end of the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination by the end of the Combination Period and, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. It is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Going Concern

As of September 30, 2022, the Company had cash on hand of approximately $8,600 not held in the Trust Account and available for working capital needs, and a working capital deficit of approximately $783,000. The Company has incurred and will continue to incur significant costs in pursuing its goals. The Company will need to raise additional capital through loans or additional investments from the Company’s Sponsor, officers or directors who may, but are not obligated to, loan the Company funds from time to time in their sole discretion, in order to meet the Company’s working capital needs.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company will be unable to complete a Business Combination by November 13, 2022, and has ceased all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution and the working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. As described in Note 10, the Company will be unable to consummate a Business Combination by the end of the Combination Period, and the Company intends to dissolve and liquidate in accordance with the terms of the Amended and Restated Certificate of Incorporation. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 13, 2022.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $8,641 and $152,487 in cash as of September 30, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of September 30, 2022 or December 31, 2021.

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

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in a money market fund.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption, if any, in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Common stock issued in the IPO features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At September 30, 2022 and December 31, 2021, the common stock subject to redemption is reflected in the condensed balance sheets is reconciled in the following table:

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company had deferred tax assets of approximately $492,392 and $390,517, respectively, which had full valuation allowances recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the nine and three months ended September 30, 2022 and 2021, primarily due to changes in fair value of the warrant liability, which are not currently recognized in taxable income, non-deductible start-up costs, and the valuation allowance on the deferred tax assets.

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

As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

As of September 30, 2022 and 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature (except for the warrant liabilities, see Note 9).

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. As of September 30, 2022 and December 31, 2021, the Public Warrants met all of the criteria for equity classification whereas the Private Warrants did not. See Note 9 for further discussion of the methodology used to determine the fair value of warrants classified as liability-classified instruments.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if- converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2023 for smaller reporting companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has not adopted the standard and Management is evaluating its potential impact. The adoption of ASU 2020-06 is not expected to have a material impact on the unaudited condensed financial statements. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,800,000 Private Warrants at a price of $1.00 per Private Warrant for $6,800,000. Each Private Warrant is exercisable to purchase one-half share of common stock at a price of $11.50 per share, subject to the same adjustment mechanism that applies to the Public Warrants (see Note 7). The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. Because the Company will not complete a Business Combination by the end of the Combination Period, the proceeds from the sale of the Private Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on November 10, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of a Business Combination. The Company incurred approximately $30,000 and $30,000 in administrative support expenses in the accompanying unaudited condensed statements of operations for the three months ended September 30, 2022 and 2021, respectively. The Company incurred approximately $90,000 and $90,000 in administrative support expenses in the accompanying unaudited condensed statements of operations for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company had $40,000 and $10,000, respectively, included in accrued expenses on the condensed balance sheets.

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

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Working Capital Loans from Sponsor

In order to fund the Company’s working capital requirements, the Initial Stockholders, or an affiliate of the Initial Stockholders, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At September 30, 2022 and December 31, 2021, $375,000 and $0, respectively, were outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, rising interest rates and increased inflation and their macro-economic impact on the Company’s business objectives and has concluded that while it is reasonably possible that the virus, interest rates and/or inflation could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of the date of the filing of these financial statements the Company intends to dissolve and liquidate in accordance with the provisions of its Amended and Restated Certificate of Incorporation and will redeem all Public Shares. See Note 10.

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination by the end of the Combination Period and, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

Legal Fees

Certain legal fees will become payable solely in the event that the Company successfully completes a Business Combination. The amount of such fees at September 30, 2022 and December 31, 2021 was approximately $2.1 million and $1.5 million, respectively. Due to the contingent nature of the payment, and the failure to successfully complete a Business Combination, this amount is not included in the condensed balance sheet as of September 30, 2022 and December 31, 2021 nor has it been included as an expense in the Statement of Operations for the periods then ended.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. There were 5,750,000 and 5,750,000 shares of common stock issued and outstanding, as well as 23,000,000 and 23,000,000 shares of common stock classified as subject to possible redemption, as of September 30, 2022 and December 31, 2021, respectively.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 8 - WARRANTS

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

Because the Company is unable to complete a Business Combination by the end of the Combination Period and the Company will liquidate the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

At September 30, 2022 assets held in the Trust Account were comprised of $230,682,837 in a money market fund. At December 31, 2021, assets held in the Trust Account were comprised of $230,092,305 in a money market fund. During the three and nine months ended September 30, 2022 the Company withdrew $282,000 and $452,000, respectively of interest income from the Trust Account in order to satisfy tax obligations related to the earnings of the Trust Account. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest or dividend income from the Trust Account.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair value of securities at September 30, 2022 are as follows:

		September 30, 2022
	Security	Level	Fair Value
Assets	Money market funds	1	$230,682,837
Liabilities	Private warrants	2	$68,000

The fair value of securities at December 31, 2021 are as follows:

		December 31, 2021
	Security	Level	Fair Value
Assets	Money market funds	1	$230,092,305
Liabilities	Private warrants	3	$2,856,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers during the three and nine months ended September 30, 2021. The private warrants transferred from Level 3 to Level 2 measurement during the three and nice months ended September 30, 2022.

The Private Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

NATURAL ORDER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Fair Value Measurement

The Private Warrants are measured at fair value on a recurring basis, using a Black-Scholes Model and are considered Level 3 liabilities with inherent uncertainties involved. If factors or assumptions change, the estimated fair values could be materially different. For the periods prior to September 30, 2022, the Private Warrants were valued using a Black-Scholes Model, which is considered to be a Level 3 fair value measurement. For September 30, 2022, the fair value of the Private Warrants is measured based on the listed market price of the public warrants. The key inputs into the Black-Scholes Model for the Private Warrants were as follows:

December 31, 2021
Risk-free interest rate	1.31%
Expected term (years)	5
Expected volatility	13.0%
Exercise price	$11.50
Stock price	$9.82
Dividend yield	0.0%

The following tables present the changes in the fair value of warrant liability for the three and nine months ended September 30, 2022 and 2021:

Warrant Liability
Fair value as of January 1, 2022	$2,856,000
Change in fair value of warrant liability	(1,768,000)
Fair value as of March 31, 2022	1,088,000
Change in fair value of warrant liability	(680,000)
Fair value as of June 30, 2022	408,000
Change in fair value of warrant liability	(340,000)
Fair value as of September 30, 2022	$68,000

Warrant Liability
Fair value as of January 1, 2021	$5,780,000
Change in fair value of warrant liability	(68,000)
Fair value as of March 31, 2021	5,712,000
Change in fair value of warrant liability	(748,000)
Fair value as of June 30, 2021	4,964,000
Change in fair value of warrant liability	(1,428,000)
Fair value as of September 30, 2021	$3,536,000

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 31, 2022, the Company’s board of directors determined that it is in the best interests of the Company and its stockholders to dissolve and liquidate in accordance with the provisions of Amended and Restated Certificate of Incorporation due to the Company’s inability to consummate a Business Combination by the end of the Combination Period. On November 1, 2022, the Company issued a press release announcing that the Company intends to dissolve and liquidate in accordance with the provisions of its Amended and Restated Certificate of Incorporation and will redeem all of its Public Shares. The Company redeemed 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any). Net of taxes, the Company currently expects the per-share redemption price for the Public Shares will be approximately $10.07 and will be paid to record holders of Public Shares after delivery of their Public Shares to the Company’s transfer agent, on or after November 15, 2022. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which expired worthless. Subject to the terms of the underwriting agreement, the deferred underwriting fee payable of $8,050,000 was waived by the underwriters, due to the Company’s inability to consummate a Business Combination by the end of the Combination Period.

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

On October 31, 2022, the Company’s board of directors determined that it is in the best interests of the Company and its stockholders to dissolve and liquidate in accordance with the provisions of Amended and Restated Certificate of Incorporation due to the Company’s inability to consummate an initial Business Combination by the end of the Combination Period. The Company redeemed 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any). Net of taxes, the Company currently expects the per-share redemption price for the Public Shares will be approximately $10.07 and will be paid to record holders of Public Shares after delivery of their Public Shares to the Company’s transfer agent, on or after November 15, 2022. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which expired worthless. Subject to the terms of the underwriting agreement, the deferred underwriting fee payable of $8,050,000 was waived by the underwriters, due to the Company’s inability to consummate an initial Business Combination by the end of the Combination Period.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for our initial public offering (the “IPO”), and, after our IPO, searching for a target business to acquire, described below. We expect to generate non-operating income in the form of interest income on investment securities held since the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three and nine months ended September 30, 2022, we had net income of $970,646 and $3,237,179, respectively, which consisted of general and administrative expenses of $199,761 and $771,429, respectively, offset by interest and dividends earned on investments held in the Trust Account of $1,037,857 and $1,468,965, respectively, a decrease in the fair value of the Private Warrants of $340,000 and $2,788,000, respectively, and income tax expense of $207,450 and $248,357, respectively.

For the three and nine months ended September 30, 2021, we had net income of $1,226,387 and $1,579,444, respectively, which consisted of general and administrative expenses of $212,297 and $722,416, respectively, offset by interest and dividends earned on investments held in the Trust Account of $10,684 and $57,860, respectively, and a decrease in the fair value of the Private Warrants of $1,428,000 and $2,244,000, respectively.

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

For the nine months ended September 30, 2022, cash used in operating activities was $970,846. Net income of $3,237,179 was affected by interest and dividends earned on investment securities held in the Trust Account of $1,468,965 and a non-cash decrease in the fair value of warrant liabilities of $2,788,000. Changes in operating assets and liabilities provided $48,940 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $391,078. Net income of $1,579,444 was affected by interest and dividends earned on investment securities held in the Trust Account of $57,859 and a non-cash decrease in the fair value of warrant liabilities of $2,244,000. Changes in operating assets and liabilities provided $331,337 of cash for operating activities.

As of September 30, 2022, we had investments held in the Trust Account of $230,682,837.

As of September 30, 2022, we had $8,641 of cash held outside of the Trust Account.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Because a business combination will not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Warrants.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company is unable to complete a business combination by November 13, 2022, and has ceased all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution and the working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. As described herein, we will be unable to consummate a Business Combination by November 13, 2022, and we intend to dissolve and liquidate in accordance with the terms of our Amended and Restated Certificate of Incorporation. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 13, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters from our IPO are entitled to a deferred fee of $0.35 per share, or $8,050,000 in the aggregate. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination by the end of the Combination Period and, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

Further, certain legal fees will become payable solely in the event that we successfully complete a business combination. The amount of such fees at September 30, 2022 was approximately $2.1 million. Because a successful business combination will not occur, this amount is not included in our condensed balance sheet as of September 30, 2022 nor has it been included as an expense in the statement of operations for the period then ended.

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

As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

As of September 30, 2022, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if- converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2023 for smaller reporting companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has not implemented the standard and management is evaluating its potential impact. The adoption of ASU 2020-06 is not expected have a material impact on the unaudited condensed financial statements. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.  Except as set forth below, as of the date of this Form 10-Q, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus dated November 10, 2020 and our Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective as of January 28 2022, April 22, 2022, June 17, 2022, June 30, 2022, and August 30, 2022, the Company issued unsecured promissory notes (the “Notes”) in the amount of $150,000, $50,000, $100,000, $50,000, and $25,000, respectively, to our Sponsor, in consideration for loans from the Sponsor to fund the Company’s working capital requirements. The Notes are convertible at the Sponsor’s election upon the consummation of a Business Combination. Upon such election, the Notes will convert, at a price of $1.00 per note, into warrants identical to the Private Warrants. The Notes bear no interest and are payable in full upon the earlier to occur of the consummation of a Business Combination or the winding up of the Company. The issuance of the Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

The information from “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of Part II of this Form 10-Q is incorporated by reference. This disclosure is provided in this Part II, Item 5 of Form 10-Q in lieu of disclosure under Item 2.03 of Form 8-K.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Promissory Note, effective as of August 30, 2022, issued in favor of Natural Order Sponsor LLC
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XRBL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2022	NATURAL ORDER ACQUISITION CORP.

	By:	/s/ Paresh Patel
	Name:	Paresh Patel
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ John Ritacco
	Name:	John Ritacco
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)